Form 10-K
period 2009-12-31
Meiguo Acquisition Corp
filed 2010-03-05
CIK 1475204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2009
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ___________

                        Commission File Number 000-53807

                            MEIGUO ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)

          Delaware                                               26-3551294
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

        28248 North Tatum Blvd., Suite B-1-434, Cave Creek, Arizona 85331
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (602) 300-0432

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                         Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate marker value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's second fiscal quarter (June 30, 2009) was approximately $-0-. Not applicable because no market has been established for the common stock.

On March 3, 2010, 25,000,000 shares of the Registrant's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I

Item 1.  Business                                                             4
Item 1A. Risk Factors                                                        10
Item 1B. Unresolved Staff Comments                                           16
Item 2.  Properties                                                          16
Item 3.  Legal Proceedings                                                   16
Item 4.  Submission of Matters to a Vote of Security Holders                 16

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters and
         Issuer Purchases of Equity Securities                               17
Item 6.  Selected Financial Data                                             18
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           19

Item 8.  Financial Statements and Supplementary Data                         21
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            21
Item 9A. Controls and Procedures                                             22
Item 9B. Other Information                                                   23

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance              23
Item 11. Executive Compensation                                              26
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                          28
Item 13  Certain Relationships and Related Transactions, and
         Director Independence                                               29

Item 14. Principal Accounting Fees and Services                              30

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                             31

                              CAUTIONARY STATEMENT

     This Form 10-K contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the statements contained in this Form 10-K for Meiguo Acquisition Corp. ("Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and is derived using numerous assumptions.

     Management expresses its expectations, beliefs and projections in good faith and believes the expectations reflected in these forward looking statements are based on reasonable assumptions; however, Management cannot assure current stockholders or prospective stockholders that these expectations, beliefs and projections will prove to be correct. Such forward looking statements reflect the current views of Management with respect to the Company and anticipated future events.

     Management cautions current stockholders and prospective stockholders that such forward looking statements, including, without limitation, those relating to the Company's future business prospects, demand for its products, revenues, capital needs, expenses, development and operation costs, wherever they occur in this Form 10-K, as well as in the documents incorporated by reference herein, are not guarantees of future performance or results, but are simply estimates reflecting the best judgment of Management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by such forward looking statements.

     Important factors that may cause actual results to differ from projections include, for example:

     * the success or failure of management's efforts to implement their business strategy;
     * the ability of the Company to raise sufficient capital to meet operating requirements;
     *    the  ability  of  the  Company  to  compete  with  major   established
          companies;
     *    the effect of changing economic conditions;
     *    the ability of the Company to attract and retain quality employees;
     *    the current global recession and financial uncertainty; and

     *    other risks which may be described in future filings with the SEC.

     Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

     Meiguo Acquisition Corp. ("Company") was incorporated in the State of Delaware on October 8, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We have no cash. The Independent Auditor's Report to our financial statements for the fiscal year ended December 31, 2009, included in this Form 10-K, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that we will offer noncash consideration and seek equity lines as a means of financing our operations; (iv) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

OUR BUSINESS

     The Company, based on our proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission ("SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a) (51) of the Exchange Act of 1934, as amended ("Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Under Rule 12b-2 promulgated under the Exchange Act, the Company is a "shell company," because it has no or nominal assets (other than a minimal amount of cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

     The Company was organized to provide a method for a foreign or domestic privately held company to become a reporting company whose securities are qualified for trading in the United States securities markets, such as the New York Stock Exchange ("NYSE"), NASDAQ, American Stock Exchange ("AMEX") or the OTC Bulletin Board, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held reporting company. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific industry or geographical location and, thus, may acquire or merge with any type of business, domestic or foreign.

     Since we have only one officer and director, David W. Keaveney, the analysis of new business opportunities will be undertaken by and under the supervision of our Mr. Keaveney. As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. However, we have no cash at this time and no plan to raise money through the sale of equity or borrow money from a traditional lending source. Mr. Keaveney has verbally committed to the Company that he will fund the costs of preparing the Company's Exchange Act reports (Form 10-Ks, Form 10-Qs, Form 8-Ks) for the current fiscal year ending December 31, 2010. However, Mr. Keaveney has not committed to pay such costs beyond the preparation of the Form 10-K for the fiscal year ending December 31, 2010. In the event that Mr. Keaveney fails to pay such costs, the Company's common stock would likely be limited to quotation on the Pink Sheets and no market for the common stock would develop or, if a market did develop, the market for our common stock would not exist for very long. Investors in our common stock could lose part or all of their investment in our shares.

PERCEIVED BENEFITS

     There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

     * the ability to use registered securities to make acquisitions of assets or businesses;
     *    increased visibility in the financial community;
     *    the facilitation of borrowing from financial institutions;
     *    improved trading efficiency;
     *    shareholder liquidity;
     *    greater ease in raising capital
     * compensation of key employees through stock options for which there may be a market valuation;
     *    enhanced corporate image; and
     *    a presence in the United States' capital markets.

POTENTIAL TARGET COMPANIES

     A business entity that may be interested in a business combination with the Company may include the following:

     * a company for which a primary purpose of becoming a public company is the use of is securities for the acquisition of assets or business;
     * a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; o a company that believes it will be able to obtain investment capital on more favorable terms after it has become public;
     * a foreign company that may wish an initial entry into the United States' securities markets;

     * a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employees Stock Option Plan; and
     * a company seeking one or more of the other perceived benefits of becoming a public company.

     The analysis of new business opportunities will be undertaken by or under the supervision of our officers, directors, accountants and legal counsel. We will have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

     * potential for growth, indicated by new technology, anticipated market expansion or new products or services;
     * competitive position as compared to other firms of similar size and experience within the industry segment, as well as within the industry as a whole;
     * strength and diversity of management, either in place or scheduled for recruitment;
     * capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
     * the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
     *    the extent to which the business opportunity can be advanced;
     * the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
     * other factors deemed to be relevant by our management team, which currently consists solely of Mr. Keaveney.

     In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited financial resources available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     No assurances can be given that the Company will be able to enter into a business combination of any nature.

FORM OF ACQUISITION

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity and the relative negotiating strength of the Company and such promoters.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax-free" reorganization under
Section 368(a) (1) of the Internal Revenue Code of 1986, as amended ("Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax-free" provisions provided under the Code, our stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the Company. Under other circumstances, depending upon the relative negotiating strength of the parties, our stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

     Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, all or a majority of the officers and directors may resign and new officers and directors may be appointed without any vote by our stockholders.

     In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal right to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosures documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     We presently have no employees other than David Keaveney. Our officer and sole director is engaged in outside business activities and anticipates he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

     Although our management has not taken any preliminary steps to consummate a business combination, we recently began our search for viable business combination targets. However, as of the date of this Form10-K, we have not identified any viable combination targets. We believe there are many valuable resources we can reach out to in order to identify potential targets including, but not limited to, business brokers, networking web sites, conferences, business professionals and direct contacts by our management with business owners with whom Mr. Keaveney is familiar.

COMPETITIVE CONDITIONS

     We are in a  highly  competitive  market  for a small  number  of  business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination. In reality, it might be more feasible for a privately held company to file its own Form 10 registration statement to become a fully reporting company than to give up ownership to the Company by entering into a business combination with us.

     In the event we are successful in identifying a private company that is interested in combining with us, the private company will have to provide us with a lot of information related to its business history, prospects, financial condition and management and have books and records that are auditable without undue time and expense. Upon entry into a definitive agreement with a target, we will have to file a Form 8-K describing the proposed transaction, that the proposed transaction will result in a change in control of our Company and include audited financial statements of the combined entity as an exhibit to the Form 8-K or in an amendment to the Form 8-K.

     We believe that Mr. Keaveney's experience in dealing with reporting companies will be attractive to some private companies, since he has prepared or assisted in the preparation of numerous Form 10-Ks, Form 10-Qs, Form 8-Ks and press releases. Mr. Keaveney also has experience in working with auditors and securities counsel, applying for CUSIP Service Bureau numbers and filing of Form 15c-211s that could save the potential target and the combined entity substantial amounts of time and money.

REPORTS TO SECURITY HOLDERS

     1. We are subject to the informational requirements of the Exchange Act. Accordingly, we will file annual, quarterly and periodic reports, proxy statements, information statements and other information with the SEC.
     2. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings will also be available to the public at the SEC's web site at http://www.sec.gov.

HOW TO CONTACT US

     The Company's principal executive offices are located at 28248 North Tatum Blvd., Suite B-1-434, Cave Creek, Arizona 85331. Our telephone number is (602) 300-0432.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("1934 Act"). As a result of such registration, the Company is subject to Regulation 14A of the "1934 Act," which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis and will be required to disclose certain events in a timely manner (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     WE WILL BE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2009 fiscal year. This section also requires that our independent registered public accounting firm opine on those internal controls and management's assessment of those controls. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

     We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the future 1934 Act filings by our Company could be materially adversely affected.

ITEM 1A. RISK FACTORS.

     INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IF ANY OF THE FOLLOWING RISKS ACTUALLY MATERIALIZES, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER AND OUR SHAREHOLDERS COULD LOSE ALL OR PART OF THEIR INVESTMENT IN OUR SHARES.

OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The Independent Auditor's Report to our financial statements for the fiscal year ended December 31, 2009, included in this Form 10-K, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that we will offer noncash consideration and seek equity lines as a means of financing our operations; (iv) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

     Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, David Keaveney, our sole officer and director, is currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which he is, and may be the future be, affiliated with may arise. If we and the other blank check companies that our sole officer and director is affiliated with desire to take advantage of the same opportunity, then the officer and director that is affiliated with both companies would abstain from voting upon the opportunity.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING HISTORY.

     As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THERE ARE RELATIVELY LOW BARRIERS TO BECOMING A BLANK CHECK COMPANY OR SHELL COMPANY, THEREBY INCREASING THE COMPETITION FOR A SMALL NUMBER OF BUSINESS OPPORTUNITIES.

     There are relatively low barriers to becoming a blank check or shell company. A newly incorporated company with a single shareholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a Form 10, thereby registering its common stock pursuant to
Section 12(g) of the Securities and Exchange Act of 1934 with the SEC. Assuming no comments to the Form 10 have been received from the SEC, the registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a reporting blank check or shell company can increase the already highly competitive market for a limited number of businesses that will consummate a successful business combination.

AS A BLANK CHECK COMPANY, ANY REGISTERED OFFERING OF OUR SECURITIES WILL HAVE TO COMPLY WITH RULE 419 UNDER THE SECURITIES ACT OF 1933, WHICH COULD IMPACT OUR ABILITY TO RAISE EQUITY FUNDS FROM INVESTORS.

     In the event we register an offering of our securities with the Securities and Exchange Commission while we are a blank check company, we will have to comply with Rule 419 under the Securities Act of 1933. Rule 419 is a cumbersome rule applicable to blank check companies selling penny stocks in a registered offering. Rule 419 requires that the gross proceeds raised in such an offering be deposited into an escrow account with a financial institution insured by the FDIC or in a separate bank account established by a registered broker or dealer in which the broker or dealer acts as trustee for the persons having the beneficial interests in the account. Furthermore, Rule 419 requires the securities issued to investors in the blank check offering be issued in the name of such investors but certificates representing such securities must be deposited into the escrow account instead of being delivered directly to investors, and the records of the escrow agent, maintained in good faith and in the regular course of business, must show the name and interest of each party to the account.

     The initial registration statement for the blank check offering shall disclose the specific terms of the offering, including, but not limited to:

     * The terms and provisions of the escrow or trust agreement and the effect thereof upon the company's right to receive funds and the effect of the escrow or trust agreement upon the investor's funds and securities required to be deposited into the escrow or trust account, including, if applicable, any material risk of non-insurance of investors' funds resulting from deposits in excess of the insured amounts; and
     * The obligation of the company to provide, and the right of the purchaser to receive, information regarding an acquisition, including the requirement that pursuant to Rule 419, investors confirm in writing their investment in the company's securities.

     Rule 419 imposes certain additional disclosure obligations on companies making blank check offerings. Due to the requirements of Rule 419 and the fact that investors investing in blank check offerings have no idea if or when an acquisition or merger transaction will occur, or if the acquisition or merger target is worthy of the investors money or risks, it may be difficult for the company to pull off a blank check offering and even if the company is successful in raising funds in such an offering, it may not be able to find an attractive acquisition or merger candidate. Therefore, investors in a blank check offering will have their funds at risk for a prolonged period of time and they may not be happy with the results of an acquisition or merger, if one were to occur.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY OUR MANAGEMENT.

     The  Company  is in a  highly  competitive  market  for a small  number  of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination. In reality, it might be more feasible for a privately held company to file its own Form 10 registration statement to become a fully reporting company than to give up ownership to the Company by entering into a business combination with us.

OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF OUR MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION TARGET.

     The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

     We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

OUR MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

     While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our sole officer, David Keaveney, has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

     Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially
preclude   consummation  of  an  acquisition.   Otherwise  suitable  acquisition
prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

     Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended ("Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

     If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK AND LIQUIDITY OF SHARES OF OUR COMMON STOCK IS LIMITED.

     Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and, accordingly, there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended ("Securities Act"). Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act ("Rule 144"), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission's Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 ("Wulff Letter"). In 2007, the SEC announced that it is changing certain aspects of the Wulff Letter, and such changes shall apply retroactively to our stockholders. Effective February 15, 2008, all holders of shares of common stock of a "shell company" will be permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a "shell company" (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK.

     We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

THE COMPANY MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS.

     We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

     We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS.

     Our Certificate of Incorporation authorizes the issuance of a maximum of 250,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

THE COMPANY HAS CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

     The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will, present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A "REVERSE MERGER," FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

     Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

     Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

OUR CERTIFICATE OF INCORPORATION AUTHORIZES THE ISSUANCE OF PREFERRED STOCK.

     Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

THIS FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS AND INFORMATION RELATING TO US, OUR INDUSTRY AND TO OTHER BUSINESSES.

     This Form 10-K contains forward looking statements. These forward looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this prospectus, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward looking statements. We caution you not to place undue reliance on these forward looking statements, which speak only as of the date of this Form 10-K. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2. PROPERTIES.

     The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM. 3 LEGAL PROCEEDINGS.

      The Company is not the subject of any pending legal proceedings to the knowledge of management, nor is there any presently contemplated against the Company by any federal, state, or local government agency. Further, to the knowledge of management, no director or executive officer is a party to any action in which his interest is adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

     The Company's Common Stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this filing. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
(i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

HOLDERS

     As of March 3, 2010, there was one shareholder of record of the Company's Common Stock.

DIVIDENDS

     The Company has not declared any cash dividends with respect to its common stock or preferred stock since October 8, 2008, the date of our incorporation, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting or that are likely to limit the Company's ability to pay dividends on its outstanding securities.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     Since October 8, 2008, the date of our incorporation, the Company has issued the following securities without registration under the Securities Act of 1933: 25,000,000 shares of our Common Stock was issued to David W. Keaveney, our President, in exchange for incorporation fees and annual resident fees in the State of Delaware, developing our business concept and plan, auditing fees and for covering the costs of preparing and filing our Form 10 registration statement with the SEC.

      Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, because:

     * None of these issuances involved underwriters, underwriting discounts or commissions;
     *    We placed restrictive legends on all certificates issued;
     *    No sales were made by general solicitation or advertising;
     *    Sales were made only to accredited investors

     In connection with the above transaction, we provided the following to the investor:

     *    Access to all our books and records.
     * Access to all material contracts and documents relating to our operations.
     * The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

     The Company's Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. Since the Company expects to issue additional shares of common stock in connection with a business combination, existing stockholders of the Company may experience substantial dilution in their shares. However, it is impossible to predict whether a business combination will ultimately result in dilution to existing shareholders. If the target has a relatively weak balance sheet, a business combination may result in significant dilution. If a target has a relatively strong balance sheet, there may be little or no dilution.

PURCHASES OF ISSUER'S EQUITY SECURITIES

     We have never repurchased any of our outstanding securities.

ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

     The Company was incorporated in the State of Delaware on October 8, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We have no cash. The Independent Auditor's Report to our financial statements for the fiscal year ended December 31, 2009, included in this Form 10-K, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that we will offer noncash consideration and seek equity lines as a means of financing our operations; (iv) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

     The Company has registered its Common Stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 ("Exchange Act") and Rule 12(g) promulgated thereunder. The Company files with the U.S. Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports on Form 10-K.

     The Company was formed to engage in a merger with or acquisition of an unidentified private company, which desires to become a reporting (public) company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a blank check company contained in Section 7(b)(3) of the Securities Act of 1933, as amended. The Company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.

These benefits are commonly thought to include:

     1. the ability to use registered shares to make acquisition of assets or businesses;
     2.   increased visibility in the financial community;
     3.   the facilitation of borrowing from financial institutions;
     4.   improved trading efficiency;
     5.   shareholder liquidity;
     6.   greater ease in subsequently raising capital;
     7. compensation of key employees through options for stock for which there is a public market;
     8.   enhanced corporate image; and,
     9.   a presence in the United States capital market.

     A private company, which may be interested in a business combination with the Company, may include the following:

     1. a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
     2. a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
     3. a company which wishes to become public with less dilution of its Common Stock than would occur normally upon an underwriting;
     4. a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
     5. a foreign company which may wish an initial entry into the United States securities market;
     6. a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and,
     7. a company seeking one or more of the other benefits believed to attach to a public company.

     The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     As of the date hereof, management of the Company has not made any final decision for a business combination with any private corporations, partnerships or sole proprietorships. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the U.S. Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-K are advised to see if the Company has subsequently filed a Form 8-K.

     There is presently no trading market for the Company's common stock and no market may ever exist for the Company's common stock. The Company plans to apply for a corporate CUSIP Bureau Number for its common stock and to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over-The-Counter Electronic Bulletin Board ("OTC Bulletin Board" or "OTCBB") after the Company is no longer classified as a "BLANK CHECK" or shell company, as defined by the U.S. Securities and Exchange Commission. There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board trading to proceed.

     The U.S. Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is
(ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies.

BUSINESS COMBINATION

     The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange ("business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     The Company has not restricted its search for any specific kind of businesses, and it may acquire a business, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company, which the target company shareholders would acquire in exchange for their shareholdings.

     Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilution effect on the percentage of shares held by the Company's shareholders at such time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements and supplementary data may be found beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      David W. Keaveney, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

     We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors and organization of critical committees. Due to our expected expansion, as disclosed in this Form 10-K, without correcting this significant deficiency and ensuring that our board of directors has the proper oversight and committees are properly established, the control environment in subsequent years may not be effective.

     This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Our executive officers are elected by the board of directors and serve at the discretion of the board, subject to employment and/or consulting agreements, if any, described in Item 11, below. All of the current directors serve until the next annual shareholders' meeting or until their successors have been duly elected and qualified. The following table sets forth certain information regarding our current directors and executive officers:

IDENTITY OF DIRECTORS AND EXECUTIVE OFFICERS AS OF MARCH 3, 2010

                          Director
Name                       Since             Age                      Position *
----                       -----             ---                      ----------
David W. Keaveney    October 8, 2008         40        President, Chief Executive Officer, Chief
                                                       Financial Officer, Secretary, Treasurer
                                                       and Director

----------
* All Company officers serve at the pleasure of the Board of Directors. All current members of the Board of Directors will serve as such until the next annual meeting of stockholders or until their successors are duly elected.

     DAVID KEAVENEY has been the President,  Chief Financial Officer,  Secretary and Director of Meiguo Acquisition Corp., a Delaware corporation, since its inception on October 8, 2008. Mr. Keaveney served as the President and Chief Executive Officer of Motorsports Emporium, Inc. (currently known as International Building Technologies Group, Inc., Symbol: INBG) from September 25, 2004 until his resignation on April 16, 2007. Mr. Keaveney has nearly 20 years of finance and investment experience, spending the past four years rehabilitating public companies. For over ten years, Mr. Keaveney has consulted many entrepreneurial companies on business development, corporate restructuring, reorganization, and debt restructuring. Mr. Keaveney began his career as a licensed National Association of Securities Dealers Series 7 Registered Representative. Mr. Keaveney studied Finance and Economics at Harvard, but has not received a degree from Harvard. He received a mini-MBA from Loyola University, earned CPD course work from Wharton, and is currently studying Mandarin Chinese. From April 2008, until November 2009, Mr. Keaveney served as the President and director of Axia Group, Inc., a publicly held company (Symbol:
AGIJ). Since March 2009, Mr. Keaveney has served as the President and a director of HIRU Corporation, a privately held Nevada corporation (not to be confused with HIRU Corporation, a publicly held Georgia corporation, with whom Mr. Keaveney has no connection). Mr. Keaveney is the Managing Member of Shareholder Advocates, LLC, a privately held Arizona limited liability company.

DIRECTORSHIPS

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

SIGNIFICANT EMPLOYEES

     No other significant employees exist.

FAMILY RELATIONSHIPS

     There are no family relationships between any officer, director or person who will be nominated to serve on our Board of Directors.

COMPENSATION OF DIRECTORS

     Since our inception on October 8, 2008, we have not compensated our Directors for serving on our Board of Directors.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past five years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

     1. had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
     2. was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     3.   was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

          (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
          (ii) Engaging in any type of business practice; or
          (iii)Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

     4. was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph
          (3) (i), above, or to be associated with persons engaged in any such activity; or

     5. was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE FINANCIAL EXPERT AND IDENTIFICATION OF AUDIT COMMITTEE

     Our board of directors acts as our audit committee. No member of our board of directors is an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-K promulgated under the Securities Act of 1933, as amended. Our board of directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

SECTION 16 (a) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

     Based on our review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that during the fiscal year ended
December 31, 2009, all the officers, directors and more than 10% beneficial owners have complied with the above described filing requirements.

CODE OF BUSINESS CONDUCT AND ETHICS

     The Company has adopted a Code of Business Conduct and Ethics applicable to its employees and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The Code of Business Conduct and Ethics will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 28248 North Tatum Blvd., Suite B-1-434, Cave Creek, Arizona 85331. A copy of the Code of Business Conduct and Ethics is attached as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     David Keaveney, the Company's sole officer and director, has not received any compensation for his services rendered to the Company since inception on October 8, 2008, has not received such compensation in the past and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company's sole officer and director intend to devote no more than a few hours a week to our affairs. However, Mr. Keaveney paid certain formation expenses related to the incorporation of the Company and contributed time to such formation and in developing the Company's business plan. The board of directors (consisting solely of Mr. Keaveney) valued the formation expenses and services at $2,500 and issued 25,000,000 shares of restricted common stock as founders shares to Mr. Keaveney. To the extent that the formation expenses were less than $2,500, then Mr. Keaveney is deemed to have received compensation for such difference.

     Mr. Keaveney will not receive any finder's fee, either directly or indirectly, as a result of his efforts to implement the Company's business plan outlined herein.

     It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

EMPLOYMENT CONTRACTS

     We do not have any employment agreements.

     * Participation in group life, hospitalization or disability insurance programs, health programs, pension plan similar benefit plan or other "fringe benefits" of the Company;
     * An annual incentive bonus in an amount not less than 1.8% of the total collected sales amount from operations of the Company, payable within 30 days after the end of each fiscal year during the term of his new Employment Agreement; and
     * Other incentive bonus in an amount deemed appropriate by the Compensation Committee of the Company (when constituted), subject to review every six months.

COMPENSATION DISCUSSION AND ANALYSIS

     We have prepared the following Compensation Discussion and Analysis to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of our named executive officers.

     We have only two members on our board of directors and do not currently have a compensation committee. However, we intend to expand our board of directors in the near future by appointing or electing at least two new directors who will be deemed to be independent directors. The presence of independent directors on our board of directors will allow us to form and constitute a compensation committee of our board of directors.

     The primary objectives of the compensation committee with respect to executive compensation will be to (i) attract and retain the best possible executive talent available to us; (ii) motivate our executive officers to enhance our growth and profitability and increase shareholder value; and (iii) reward superior performance and contributions to the achievement of corporate objectives.

     The focus of our executive pay strategy will be to tie short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives or benchmarks and to align executive compensation with the creation and enhancement of shareholder value. In order to achieve these objectives, our compensation committee will be tasked with developing and maintaining a transparent compensation plan that will tie a substantial portion of our executives' overall compensation to our sales, operational efficiencies and profitability.

     Our board of directors has not set any performance objectives or benchmarks for 2010, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board. However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans.

     Our compensation committee will meet at least quarterly to assess the cost and effectiveness of each executive benefit and the performance of our executive officers in light of our revenues, expenses and profits.

OTHER CONTRACTS

     None.

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2009 or 2008.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2009 or 2008.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made in the last two fiscal years.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2009, the Company did not reprice any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of March 3, 2010, information regarding the ownership of our common stock by:

     *    Persons who own more than 5% of our common stock
     *    each of our directors and each of our executive officers; and
     *    all directors and executive officers as a group.

     To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending arrangements that may cause a change in control. However, it is anticipated that there will be one or more change of control, including adding members of management, possibly involving the private sale or redemption of our principal shareholder's securities or our issuance of additional securities, at or prior to the closing of a business combination.

     The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

                                       Amount and Nature of           Percentage
Name and Address                       Beneficial Ownership            of Class
----------------                       --------------------            --------

David Keaveney (1)                         25,000,000                    100%
28248 North Tatum, Ste. B-1-434
Cave Creek, Arizona 85331

All Officers and Directors
 as a group (1 person)                     25,000,000                    100%

----------
(1) David Keaveney is President, Chief Financial Officer, Secretary and sole director of Meiguo Acquisition Corp. Mr. Keaveney provided $2,500 in services and out of pocket expenses to form the Company and develop our business plan.

     The above table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 25,000,000 shares of common stock outstanding.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS:  None.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

     On October 8, 2008 (inception), the Company issued 25,000,000 restricted shares of its common stock to David Keaveney in exchange for incorporation fees, annual resident agent fees in the State of Delaware and developing our business concept and plan. All shares were considered issued at their par value ($.0001 per share). See Item 10, "Recent Sales of Unregistered Securities." With respect to the sales made to our single stockholder, the Company relied upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act").

     David Keaveney, the Company's sole officer and director, has paid all expenses incurred by the Company, which include only resident agent fees, basic state and local fees and taxes and costs related to filing our Form 10 and Form 10-K with the SEC. On a going forward basis, Mr. Keaveney has verbally committed to taking responsibility for all expenses incurred by the Company through the date of completion of a business transaction described in Item 1 of this Form 10-K. Therefore, the Company will not have any expenses until the consummation of a transaction.

     We utilize the office space and equipment of David Keaveney at no cost. Management estimates such amounts to be immaterial.

     Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

        The Company has renewed the engagement of Stan J. H. Lee, Certified Public Accountant, to serve as the independent accounting firm responsible for auditing our financial statements for the fiscal year ended December 31, 2009.

     (1) Audit Fees. During the fiscal year ended December 31, 2009, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and for services provided in connection with the statutory and regulatory filings or engagements for 2009, was $1,250. During the fiscal year ended December 31, 2008, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and for services provided in connection with the statutory and regulatory filings was $-0-.

     (2) Audit-Related Fees. During fiscal years ended December 31, 2009 and 2008, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1), above.

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice during the fiscal years ended December 31, 2009 and 2008.

     (4) All Other Fees. None.

     (5) Audit Committee's Pre-Approval Policies and Procedures.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our audit committee (which consists of our entire board of directors); or
     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

     We do not have a formal audit committee. The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

     The board of directors has considered the nature and amount of fees billed by our principal accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our principal accountants' independence.

     During the 2009 and 2008 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements

        Financial statements for Meiguo Acquisition Corp. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

(a) (2) Financial Statement Schedule

        Financial Statement Schedule for Meiguo Acquisition Corp. listed in the Index to financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

(a) (3) See the "Index to Exhibits" set forth below.

(b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.                             Description
-----------                             -----------

3.1* Certificate of Incorporation filed with the Secretary of State of Delaware on October 8, 2008 (Exhibit 3.1 to the Company's registration Statement on form 10 filed with the Commission on October 27, 2009).

3.2* By-laws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form 10 filed with the Commission on October 27,
               2009).

14**           Code of Business Conduct and Ethics

21**           Subsidiaries of the Company

31.1** Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2** Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1**         906 Certification of Principal Executive Officer

32.2**         906 Certification of Principal Financial Officer

----------
*  Exhibits incorporated herein by reference. File No. 000-53807.
** Filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Meiguo Acquisition Corp.


Dated: March 4, 2010                 /s/ David W. Keaveney
                                     -------------------------------------------
                                By:  David W. Keaveney
                                Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 4, 2010                 /s/ David W. Keaveney
                                     -------------------------------------------
                                By:  David W. Keaveney
                                Its: President, Chief Executive Officer,
                                     Chief Financial Officer and Director
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)

                               STAN J.H. LEE, CPA
              2160 North Central Rd Suite 203 * Fort Lee * NJ 07024
                        P.O. Box 436402 * San Ysidro * CA
         92143-9402 619-623-7799 * Fax 619-564-3408 * stan2u@gmail.com


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MEIGUO ACQUISITION CORP.

We have audited the accompanying balance sheet of MEIGUO ACQUISITION CORP.( a Development Stage Enterprise) as of December 31, 2009 and the related statements of operation, changes in shareholders' equity and cash flows for the fiscal year then ended and period from October 8, 2008 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEIGUO ACQUISITION CORP. as of December 31, 2009, and the results of its operation and its cash flows for the fiscal year ended December 31, 2009 and period from October 8, 2009 (inception) to December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J.H. Lee, CPA
-------------------------------
Stan J.H. Lee, CPA
Fort Lee, NJ 07024

February 23, 2010

                            MEIGUO ACQUISITION CORP.
                          (A Development Stage Company)
                                  Balance Sheet


                                                                       As of
                                                                    December 31,
                                                                       2009
                                                                     --------
                                   ASSETS

Current assets
  Cash                                                               $     --
                                                                     --------

Total current assets                                                       --
                                                                     --------

      TOTAL ASSETS                                                   $     --
                                                                     ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities                                                  $     --
                                                                     --------

Advance from a shareholder                                              1,250
                                                                     --------

Total current liabilities                                               1,250
                                                                     --------

      TOTAL LIABILITIES                                                 1,250
                                                                     --------

Stockholders' equity (deficit)
  Preferred stock, ($.001 par value, 20,000,000
   shares authorized; none issued and outstanding)                         --
  Common stock ($.0001 par value, 250,000,000
   shares authorized; 25,000,000 shares issued and
   outstanding)                                                         2,500
  Deficit accumulated during development stage                         (3,750)
                                                                     --------
Total Stockholders' equity (deficit)                                   (1,250)
                                                                     --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)             $     --
                                                                     ========


                        See Notes to Financial Statements

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                             Statement of Operations
                                    (audited)


                                            Fiscal Year       Cummulative from
                                               Ended        (October 8, 2008) to
                                            December 31,         December 31,
                                               2009                 2009
                                           ------------         ------------
Revenues
  Revenues                                 $         --         $         --
                                           ------------         ------------
Total revenues                                       --                   --

General & administrative expenses
  Professional fee                                1,250                1,250
  Organization and related expenses                  --                2,500
                                           ------------         ------------
Total general & administrative expenses           1,250                3,750
                                           ------------         ------------

Net loss                                   $     (1,250)        $     (3,750)
                                           ============         ============

Basic loss per share                       $      (0.00)        $      (0.00)
                                           ============         ============

Weighted average number of
 common shares outstanding                   25,000,000           25,000,000
                                           ============         ============


                        See Notes to Financial Statements

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
              From Inception (October 8, 2008) to December 31, 2009

                                                                                       Deficit
                                                                                     Accumulated
                                                           Common      Additional      During           Total
                                              Common       Stock        Paid-in      Development     Stockholders'
                                              Stock        Amount       Capital         Stage           Equity
                                              -----        ------       -------         -----           ------
October 8, 2008 (inception)
 Shares issued for services at $.0001
 per share, October 8, 2008                25,000,000     $  2,500      $    --      $        --      $     2,500

Net loss for the fiscal year ended
 December 31, 2008                                                                        (2,500)          (2,500)
                                          -----------     --------      -------      -----------      -----------

Balance, December 31, 2008                 25,000,000     $  2,500      $    --      $    (2,500)     $        --
                                          ===========     ========      =======      ===========      ===========

Net loss for the year ended
 December 31, 2009                                                                        (1,250)          (1,250)
                                          -----------     --------      -------      -----------      -----------

Balance, December 31, 2009                 25,000,000     $  2,500      $    --      $    (3,750)     $    (1,250)
                                          ===========     ========      =======      ===========      ===========


                        See Notes to Financial Statements

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                             Statement of Cash flows

                                                                  Fiscal Year       Cummulative from
                                                                     Ended        (October 8, 2008) to
                                                                  December 31,         December 31,
                                                                     2009                 2009
                                                                   --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (1,250)            $ (3,750)
  Adjustments to reconcile net loss to net
   cash (used) by operating activities
     Stock issued for services                                           --                2,500
                                                                   --------             --------

      Net cash used by operating activities                          (1,250)              (1,250)

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash provided by (used in) investing activities                --                   --
                                                                   --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from a shareholder                                          1,250                1,250


      Net cash provided by financing activities                       1,250                1,250
                                                                   --------             --------

Net increase (decrease) in cash                                          --                   --

Cash at beginning of period                                              --                   --
                                                                   --------             --------

Cash at end of period                                              $     --             $     --
                                                                   ========             ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued to founder for services rendered             $  2,500             $  2,500
                                                                   ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                    $     --             $     --
                                                                   ========             ========

  Income taxes paid                                                $     --             $     --
                                                                   ========             ========


                        See Notes to Financial Statements

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Meiguo Acquisition Corp. (the "COMPANY") was incorporated under the laws of the State of Delaware on October 8, 2008 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "DEVELOPMENT STAGE COMPANY" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of our financial instruments, which consists of current assets and liabilities approximate fair values due to the short-term maturities of such instruments.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting standards No. 109 (SFAS 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended December 31, 2009.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128,"EARNINGS PER SHARE", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No.128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No.128 effective October 7, 2008 (inception).

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Common stock equivalents are not used in the computation of loss per share as their effect would be antidilutive.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. INCOME TAXES

At December 31, 2009, the Company had a federal operating loss carryforward of $2,500 which begins to expire in 2029.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2009:

                                                       2009
                                                     --------
          Deferred tax assets:
            Net operating loss carryforward          $  1,313
                                                     --------
                                                        1,313

          Less: Valuation Allowance                    (1,313)
                                                     --------
                                                     $      0
                                                     ========

The valuation allowance for deferred tax assets as of December 31, 2009 was $ 1,313. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the period ended December 31, 2009 is as follows:

                                                       2009
                                                     --------

          Federal statutory tax rate                    (35.0)%
          Change in valuation allowance                  35.0%
                                                     --------

          Effective tax rate                              0.0%
                                                     ========

NOTE 4. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 5. ADVANCE FROM A SHAREHOLDER

Shareholder advances the Company the necessary fund to cover customary expense which amounts to $1,250 for the period. Balance of advance from a shareholder as of December 31, 2009 was $1,250. The advance is non-interest bearing and has no fixed maturity.

NOTE 6. SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 25,000,000 shares of common stock for $2,500 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

     * Common stock, $0.0001 par value: 250,000,000 shares authorized; 25,000,000 shares issued and outstanding.

     * Preferred stock, $0.001 par value: 20,000,000 shares authorized; with zero (0) shares issued and outstanding.

NOTE 7. SUSBSEQUENT EVENTS

There is no subsequent event to disclose.