Form 10-Q
period 2010-03-31
Meiguo Acquisition Corp
filed 2010-05-10
CIK 1475204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2010
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              FOR THE TRANSITION FROM ____________ TO ____________

                        Commission File Number: 000-53807


                            MEIGUO ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                               26-3551294
(State of Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

 28248 North Tatum Blvd., Suite B-1-434
          Cave Creek, Arizona                                       85331
(Address of Principal Executive Offices)                          (Zip Code)

       Registrant's telephone number, including area code: (602) 300-0432

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2010, there were 25,000,000 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                            MEIGUO ACQUISITION CORP.
                               REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2010

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ..............................................   3

Balance Sheet dated March 31, 2010 (Unaudited) ............................   3

Statements of Operations  for the Three Months Ended March 31, 2010
and 2009, and the Period from October 8, 2008 (Inception) to
March 31, 2010 (Unaudited) ................................................   4

Statement  of Changes in  Stockholders'  Deficit for the period from
October 8, 2008 (Inception) to March 31, 2010 (Unaudited) .................   5

Statements of Cash Flows for the Three Months Ended March 31, 2010
and 2009, and the Period from October 8, 2008 (Inception) to
March 31, 2010 (Unaudited) ................................................   6

Notes to Financial Statements (Unaudited) .................................   7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk ........  14

Item 4. Controls and Procedures ...........................................  14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................  15

Item 1A. Risk Factors .....................................................  15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .......  15

Item 3. Defaults Upon Senior Securities ...................................  15

Item 4. Submission of Matters to a Vote of Security Holders ...............  15

Item 5. Other Information .................................................  15

Item 6. Exhibits ..........................................................  15

SIGNATURES ................................................................  17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            MEIGUO ACQUISITION CORP.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                    March 31,
                                                                      2010
                                                                    --------
                                   ASSETS

Current assets
  Cash                                                              $     --
                                                                    --------

Total current assets                                                      --
                                                                    --------

      TOTAL ASSETS                                                  $     --
                                                                    ========

             LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities                                                 $     --

Advance from a shareholder                                             1,250
                                                                    --------

Total current liabilities                                              1,250
                                                                    --------

      TOTAL LIABILITIES                                                1,250
                                                                    --------

Stockholders' deficit
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                        --
  Common stock ($.0001 par value, 250,000,000
   shares authorized; 25,000,000 shares issued and
   outstanding)                                                        2,500
  Deficit accumulated during development stage                        (3,750)
                                                                    --------

Total Stockholders' deficit                                           (1,250)
                                                                    --------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                     $     --
                                                                    ========


   The accompanying notes are an integral part of these financial statements.

                            MEIGUO ACQUISITION CORP.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                 Three months          Three months         October 8, 2008
                                                    ended                 ended             (Inception) to
                                                   March 31,             March 31,             March 31,
                                                     2010                  2009                  2010
                                                 ------------          ------------          ------------
Revenues
  Revenues                                       $         --          $         --          $         --
                                                 ------------          ------------          ------------

Total revenues                                             --                    --                    --

General & administrative expenses
  Professional fee                                         --                    --                 1,250
  Organization and related expenses                        --                    --                 2,500
                                                 ------------          ------------          ------------

Total general & administrative expenses                    --                    --                 3,750
                                                 ------------          ------------          ------------

Net loss                                         $         --          $         --          $     (3,750)
                                                 ============          ============          ============

Basic loss per share                             $         --          $         --          $      (0.00)
                                                 ============          ============          ============

Weighted average number of
 common shares outstanding                         25,000,000            25,000,000            25,000,000
                                                 ============          ============          ============


   The accompanying notes are an integral part of these financial statements.

                            MEIGUO ACQUISITION CORP.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Deficit
        For the period from October 8, 2008 (Inception) to March 31, 2010
                                   (Unaudited)

                                                                                        Deficit
                                                                                      Accumulated
                                          Common           Common      Additional       During           Total
                                          Stock            Stock        Paid-in       Development    Stockholders'
                                          Shares           Amount       Capital          Stage          Deficit
                                          ------           ------       -------          -----          -------
October 8, 2008 (inception)

Shares issued for services at
 $.0001 per share, October 8, 2008       25,000,000       $ 2,500       $    --        $     --         $  2,500

Net loss for the fiscal year ended
 December 31, 2008                               --            --            --        $ (2,500)          (2,500)
                                         ----------       -------       -------        --------         --------

Balance, December 31, 2008               25,000,000       $ 2,500       $    --        $ (2,500)        $     --
                                         ==========       =======       =======        ========         ========

Net loss for the year ended
 December 31, 2009                               --            --            --          (1,250)          (1,250)
                                         ----------       -------       -------        --------         --------

Balance, December 31, 2009               25,000,000       $ 2,500       $    --        $ (3,750)        $ (1,250)
                                         ==========       =======       =======        ========         ========

Net loss for the three months ended
 March 31, 2010                                  --            --            --              --               --
                                         ----------       -------       -------        --------         --------

Balance, March 31, 2010                  25,000,000       $ 2,500       $    --        $ (3,750)        $ (1,250)
                                         ==========       =======       =======        ========         ========


   The accompanying notes are an integral part of these financial statements.

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                            Statements of Cash flows
                                   (Unaudited)

                                                     Three months      Three months     October 8, 2008
                                                        ended             ended         (Inception) to
                                                       March 31,         March 31,         March 31,
                                                         2010              2009              2010
                                                       --------          --------          --------

  Net loss                                             $     --          $     --          $ (3,750)
  Adjustments to reconcile net loss to net
   cash (used) by operating activities
     Stock issued for services                               --                --             2,500
                                                       --------          --------          --------

       Net cash used by operating activities                 --                --            (1,250)
                                                       --------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES

       Net cash provided by investing activities             --                --                --
                                                       --------          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from a shareholder                                 --                --             1,250

                                                       --------          --------          --------
       Net cash provided by financing activities             --                --             1,250
                                                       --------          --------          --------

Net increase in cash                                         --                --                --

Cash at beginning of period                                  --                --                --
                                                       --------          --------          --------

Cash at end of period                                  $     --          $     --                --
                                                       ========          ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                 $     --          $     --          $     --
                                                       ========          ========          ========

Cash paid for taxes                                    $     --          $     --          $     --
                                                       ========          ========          ========

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to founder
 for services rendered                                 $     --          $     --          $  2,500
                                                       ========          ========          ========


   The accompanying notes are an integral part of these financial statements.

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010


NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Meiguo Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on October 8, 2008 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "development Stage Entities." . Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 8, 2008 (Inception) to March 31, 2010 have been reflected herein. The results of operations for the period from October 8, 2008 (Inception) to March 31, 2010 are not necessarily indicative of the results to be expected in the future.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In April 2009, the FASB issued FASB ASC 825-10-50 and FASB ASC 270 ("FSP 107-1 AND APB 28-1 INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS"), which increases the frequency of fair value disclosures to a quarterly basis instead of on an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity's balance sheet at fair value. FASB ASC 825-10-50 and FASB ASC 270 are effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 825-10-50 and FASB ASC 270 did not have a material impact on results of operations, cash flows, or financial position.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010


INCOME TAXES

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the three month period ended March 31, 2010.

EARNINGS PER SHARE

Earnings per share is computed in accordance with the provisions of Financial Accounting Standards (FASB) Accounting Standards Codification (ASC) Topic 260 (SFAS No. 128, "EARNINGS PER Share"). Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company's outstanding convertible preferred shares using the "if converted" method and dilutive potential common shares. Potentially dilutive securities include warrants, convertible preferred stock, restricted shares, and contingently issuable shares.

IMPACT OF NEW ACCOUNTING STANDARDS

In May 2009, the FASB issued FASB ASC 855-10 (prior authoritative literature, FSB No. FAS 165, "Subsequent Events"). FASB ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. FASB ASC 855-10 did not have a material effect on the financial position, cash flows, or results of operations.

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature, FSB No. FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No.
162). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company is required to adopt this standard in the current period. Adoption of FASB ASC 105-10 did not have a significant effect on the Company's consolidated financial statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010


NOTE 3 INCOME TAXES

At March 31, 2010, the Company had a federal income tax operating loss carryforward of $2,500 which begins to expire in 2029. Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2010:

             Deferred tax assets:
               Net operating loss carryforward          $ 1,313
                                                        -------
                                                          1,313

               Less: Valuation Allowance                 (1,313)
                                                        -------
                                                        $     0
                                                        =======

The valuation allowance for deferred tax assets as of March 31, 2010 was $1,313. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2010, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the period ended March 31, 2010 is as follows:

                                                        2009
                                                      -------

               Federal statutory tax rate               (35.0)%
               Change in valuation allowance             35.0%
                                                      -------

               Effective tax rate                         0.0%
                                                      =======

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010


NOTE 4 GOING CONCERN

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

NOTE 5 ADVANCE FROM A SHAREHOLDER

The shareholder advances the Company the necessary funds to cover customary expenses. No advances were made during the three month period ended March 31, 2010 and advances from inception have amounted to $ 1,250. The balance of advance from a shareholder as of March 31, 2010 was $ 1,250. The advance is non-interest bearing and has no fixed maturity.

NOTE 6 SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 25,000,000 shares of common stock for $2,500 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2010:

     * Common stock, $0.0001 par value: 250,000,000 shares authorized; 25,000,000 shares issued and outstanding.

     * Preferred stock, $0.0001 par value: 20,000,000 shares authorized; with zero (0) shares issued and outstanding.

NOTE 7 SUSBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date of March 31, 2010 and concluded that no additional subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                     CAUTIONARY FORWARD - LOOKING STATEMENT

     The following discussion should be read in conjunction with our financial statements and related notes.

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     *    the volatile and competitive nature of our industry;
     * the uncertainties surrounding the rapidly evolving markets in which we compete;
     *    the uncertainties surrounding technological change of the industry;
     *    our dependence on its intellectual property rights;
     *    the success of marketing efforts by third parties;
     *    the changing demands of customers; and
     *    the arrangements with present and future customers and third parties.

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

GENERAL

     The Company was incorporated in the State of Delaware on October 8, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We have no cash. There are a number of factors that raise substantial doubt about our ability to continue as a going concern, as stated in Note 4 of the financial statement footnotes included in this Form 10-Q. In addition, the Independent Auditor's Report to our financial statements for the fiscal year ended December 31, 2009, included in our previously filed Form 10-K, discusses our ability to continue as a going concern and identifies such doubts, including the facts (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that we will offer noncash consideration and seek equity lines as a means of financing our operations; (iv) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

     The Company has registered its Common Stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 ("Exchange Act") and Rule 12(g) promulgated thereunder. The Company files with the U.S. Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports on Form 10-K.

     The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 8, 2008 (Inception) to March 31, 2010 have been reflected herein. The results of operations for the period from October 8, 2008 (Inception) to March 31, 2010 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and 2008, included in our previously filed Form 10-K.

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

These benefits are commonly thought to include:

     1. the ability to use registered shares to make acquisition of assets or businesses;
     2.   increased visibility in the financial community;
     3.   the facilitation of borrowing from financial institutions;
     4.   improved trading efficiency;
     5.   shareholder liquidity;
     6.   greater ease in subsequently raising capital;
     7. compensation of key employees through options for stock for which there is a public market;
     8.   enhanced corporate image; and
     9.   a presence in the United States capital market.

     A private company, which may be interested in a business combination with the Company, may include the following:

     1. a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
     2. a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
     3. a company which wishes to become public with less dilution of its Common Stock than would occur normally upon an underwriting;
     4. a company which believes that it will be able to obtain investment apital on more favorable terms after it has become public;
     5. a foreign company which may wish an initial entry into the United tates securities market;
     6. a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and
     7.   a company seeking one or more of the other benefits believed to attach
          o a public company.

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

     As of the date hereof, management of the Company has not made any final decision for a business combination with any private corporations, partnerships or sole proprietorships. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the U.S. Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-Q are advised to see if the Company has subsequently filed a Form 8-K.

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

RESULTS OF OPERATIONS:

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009.

     The Company did not have any revenue, expenses or activity for the quarters ended March 31, 2010 and 2009.

FOR THE PERIOD FROM OCTOBER 8, 2008 (INCEPTION) TO DECEMBER 31, 2009.

     The Company has not had any revenue since its inception on October 8, 2008. Expenses from inception consist of professional fees of $1,250 and organization and related expenses of $2,500.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     We conducted an evaluation under the supervision and with the participation of our management, including David W. Keaveney, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, and again as of March 31, 2010, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and again as of March 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2009, and again as of March 31, 2010.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the quarter ended March 31, 2010, we did not make any changes in our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since December 31, 2009, the Company has not sold any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

     See Exhibit  Index below for  exhibits  required by Item 601 of  regulation
S-K.

                                EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit                               Description
-------                               -----------

3.1* Certificate of Incorporation filed with the Secretary of State of Delaware on October 8, 2008 (Exhibit 3.1 to the Company's Registration Statement on Form 10 filed with the Commission on October 27, 2009).

3.2* By-laws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form 10 filed with the Commission on October 27, 2009).

14* Code of Ethics (Exhibit 14 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009, filed with the Commission on March 5, 2010).

31.1**   Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**   Certification under Section 906 of Sarbanes-Oxley Act of 2002.

----------
*  Exhibits incorporated herein by reference. File No. 000-53807.
** Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MEIGUO ACQUISITION CORP.


Date: May 10, 2010                  /s/ David W. Keaveney
                                    --------------------------------------------
                                    David W. Keaveney
                                    President, Chief Executive Officer and
                                    Chief Financial Officer (Principal
                                    Accounting, Executive and Financial Officer)