Form 10-Q
period 2010-06-30
Meiguo Acquisition Corp
filed 2010-08-10
CIK 1475204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2010
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               FOR THE TRANSITION FROM ____________ TO ___________

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

                                 (602) 300-0432
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2010, there were 25,000,000 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................. 3

Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009
 (Audited)................................................................... 3

Statements  of  Operations  for the Three and Six Months Ended
 June 30, 2010 and 2009, and for the Period  from  October 8, 2008
 (Inception) to June 30, 2010 (Unaudited).................................... 4

Statement  of Changes in  Stockholders'  Deficit for the Period
 from October 8, 2008 (Inception) to June 30, 2010 (Unaudited)............... 5

Statements  of Cash Flows for the Six Months  Ended June 30, 2010
 and 2009, and for the Period from October 8, 2008 (Inception) to
 June 30, 2010 (Unaudited)................................................... 6

Notes to Financial Statements as of June 30, 2010 (Unaudited)................ 7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................... 12

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......... 15

Item 4. Controls and Procedures............................................. 15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 17

Item 1A. Risk Factors....................................................... 17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 17

Item 3. Defaults Upon Senior Securities..................................... 17

Item 4. Submission of Matters to a Vote of Security Holders................. 17

Item 5. Other Information................................................... 17

Item 6. Exhibits............................................................ 17

SIGNATURES.................................................................. 18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               MEIGUO ACQUISITION CORP.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS

                                                                     June 30,          December 31,
                                                                       2010               2009
                                                                     --------           --------
                                                                    (Unaudited)         (Audited)
                                     ASSETS
Current Assets:
  Cash                                                               $     --           $     --
                                                                     --------           --------
Total Current Assets                                                       --                 --
                                                                     --------           --------

      Total Assets                                                   $     --           $     --
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Advances from shareholder                                          $  2,080           $  1,250
                                                                     --------           --------
Total Current Liabilities                                               2,080              1,250
                                                                     --------           --------

      Total Liabilities                                                 2,080              1,250
                                                                     --------           --------

Stockholders' Deficit
  Preferred stock, $0.001 par value, 20,000,000 shares
   authorized, none issued and outstanding                                 --                 --
  Common stock, $0.001 par value, 250,000,000 shares
   authorized, 25,000,000 issued and outstanding                        2,500              2,500
  Deficit accumulated during development stage                         (4,580)            (3,750)
                                                                     --------           --------

Total Stockholders' Deficit                                            (2,080)            (1,250)
                                                                     --------           --------

      Total Liabilities and Stockholders' Deficit                    $     --           $     --
                                                                     ========           ========

                     See unaudited notes to financial statements

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                                     For the Period from
                                              For the Three Months           For the Six Months        October 8, 2008
                                                 Ended June 30,                 Ended June 30,         (Inception) to
                                           --------------------------     --------------------------      June 30,
                                              2010            2009           2010            2009           2010
                                           -----------     ----------     -----------     ----------     -----------
                                           (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
Revenues                                   $         --    $        --     $        --     $       --     $        --
                                           -----------     -----------     -----------     ----------     -----------
Operating Expenses
  Professional fees                                750              --             750             --           2,000
  General and administrative                        80              --              80             --           2,580
                                           -----------     -----------     -----------     ----------     -----------
Total Operating Expenses                           830              --             830             --           4,580
                                           -----------     -----------     -----------     ----------     -----------

Net Loss                                   $      (830)    $        --     $      (830)    $       --     $    (4,580)
                                           ===========     ===========     ===========     ==========     ===========

Net Loss per share - Basic and diluted     $     (0.00)    $        --     $     (0.00)    $       --     $     (0.00)
                                           ===========     ===========     ===========     ==========     ===========
Weighted Average Shares Outstanding -
 Basic and diluted                          25,000,000      25,000,000      25,000,000     25,000,000      25,000,000
                                           ===========     ===========     ===========     ==========     ===========


                   See unaudited notes to financial statements

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
        For the Period from October 8, 2008 (Inception) to June 30, 2010
                                   (Unaudited)



                                                                                                  Deficit
                                                                                                Accumulated
                                                               Common Stock         Additional    During         Total
                                                           ---------------------     Paid-in    Development   Stockholders'
                                                           Shares      Par Value     Capital      Stage         Deficit
                                                           ------      ---------     -------      -----         -------
Shares issued for services at $0.0001
 per share, October 8, 2008 (Inception)                  25,000,000     $ 2,500      $    --    $     --       $  2,500

Net loss for the fiscal year ended December 31, 2008             --          --           --      (2,500)        (2,500)
                                                         ----------     -------      -------    --------       --------

Balance, December 31, 2008                               25,000,000       2,500           --      (2,500)            --

Net loss for the year ended December 31, 2009                    --          --           --      (1,250)        (1,250)
                                                         ----------     -------      -------    --------       --------

Balance, December 31, 2009                               25,000,000       2,500           --      (3,750)        (1,250)

Net loss for the six months ended June 30, 2010                  --          --           --        (830)          (830)
                                                         ----------     -------      -------    --------       --------

Balance, June 30, 2010                                   25,000,000     $ 2,500      $    --    $ (4,580)      $ (2,080)
                                                         ==========     =======      =======    ========       ========



                   See unaudited notes to financial statements

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                          For the Period from
                                                                For the Six Months           October 8, 2008
                                                                   Ended June 30,            (Inception) to
                                                             -------------------------          June 30,
                                                               2010             2009              2010
                                                             --------         --------          --------
                                                            (Unaudited)      (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $   (830)        $     --          $ (4,580)
  Adjustments to reconcile net loss from operations
   to net cash used in operating activities:
     Stock issued for services                                     --               --             2,500
                                                             --------         --------          --------

          Net cash used in operating activities                  (830)              --            (2,080)
                                                             --------         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

          Net cash provided by investing activities                --               --                --
                                                             --------         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from shareholder                                       830               --             2,080
                                                             --------         --------          --------

          Net cash provided by financing activities               830               --             2,080
                                                             --------         --------          --------

NET INCREASE IN CASH                                               --               --                --

CASH - beginning of period                                         --               --                --
                                                             --------         --------          --------

CASH - end of period                                         $     --         $     --          $     --
                                                             ========         ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $     --         $     --          $     --
                                                             ========         ========          ========

  Income taxes                                               $     --         $     --          $     --
                                                             ========         ========          ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued to founder for services rendered       $     --         $     --          $  2,500
                                                             ========         ========          ========



                   See unaudited notes to financial statements

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 8, 2008 (Inception) to June 30, 2010 have been reflected herein. The results of operations for the period from October 8, 2008 (Inception) to June 30, 2010 are not necessarily indicative of the results to be expected in the future.

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

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


INCOME TAXES

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the three month period ended June 30, 2010.

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

IMPACT OF NEW ACCOUNTING STANDARDS

On April 1, 2009, the Company implemented the provisions of ASC 805 "Business Combinations" ("ASC 805") which provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired. The standard now requires the assets acquired, liabilities assumed, and any non-controlling interest to be measured at their fair values as of the acquisition date. ASC 805 also requires expensing of acquisition related costs and restructuring costs, and re-measurement of earn out provisions at fair value. This standard is effective for any of the Company's business combinations on or after April 1, 2009. The adoption of this standard did not have any effect on the Company's consolidated financial statements.

On April 1, 2009, the Company implemented the provisions ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"). ASC 820 provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. The Provisions of ASC 820, as issued, are effective for the fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board, or FASB delayed the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. The adoption of this standard did not have any effect on the Company's consolidated financial statements.

In June 2009, the FASB issued ASC 105 which is the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP, superseding existing FASB, American Institute of Certified Public Accountants, or AICPA, Emerging Issues Task Force, or EITF, and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


Commission guidance organized using the same topical structure in separate sections. This standard was effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted this standard for the interim period ending September 26, 2009. The adoption of this standard did not have a material impact on our financial statements, however, it did change our references to GAAP in our consolidated financial statements.

In June  2009,  the FASB  issued  authoritative  guidance  that  eliminates  the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires on-going qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not anticipated to have a material impact on the Company's consolidated financial statements.

Effective September 15, 2009, the Company adopted a new accounting standard that establishes the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") as the exclusive reference to be applied in the preparation of financial statements in conformity with GAAP. Accordingly, all references to legacy guidance issued under previously recognized authoritative literature have been removed in the third quarter of fiscal 2009. The Company's adoption of this authoritative guidance changed how it references GAAP in its disclosures.

In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis. This guidance also expands the required disclosures related to a vendor's multiple-deliverable revenue arrangements. The guidance is effective beginning February 1, 2011 with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on our consolidated results of operations, financial condition, cash flows, or disclosures.

In October 2009, the FASB issued ASU No. 2009-13,  "Revenue  Recognition  (Topic
605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)," which amends ASC 605-25, "Revenue Recognition:
Multiple-Element Arrangements." ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, "Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)." ASU No. 2009-14 amends ASC 985-605, "Software:
Revenue Recognition," such that tangible products, containing both software and non-software components that function together to deliver the tangible product's essential functionality, are no longer within the scope of ASC 985-605. It also

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.

In January 2010, the FASB issued an update that improves the requirements related to fair value measurements and disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for Level 3 fair value measurements. These new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of these expanded disclosures to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09 ("ASU 2010-09"), which amends ASC 855 to address certain implementation issues related to an entity's requirement to perform and disclose subsequent-events procedures. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASU 2010-09 also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The adoption of this amended standard did not have a material impact on the company's consolidated financial statements.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3 INCOME TAXES

At June 30, 2010, the Company had a federal income tax operating loss carryforward of $4,580 which begins to expire in 2029. Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2010:

             Deferred tax assets:
               Net operating loss carryforward          $ 1,600
                                                        -------
                                                          1,600

               Less: Valuation Allowance                 (1,600)
                                                        -------
                                                        $     0
                                                        =======

The valuation allowance for deferred tax assets as of June 30, 2010 was $1,600. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2010, and recorded a full valuation allowance.

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


Reconciliation between the statutory rate and the effective tax rate for the period ended June 30, 2010 is as follows:

                                                        2010
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

NOTE 5 ADVANCE FROM A SHAREHOLDER

The shareholder advances the Company the necessary funds to cover customary expenses. Advances of $830 were made during the three month period ended June 30, 2010 and advances from inception have amounted to $ 2,080. The balance of advances from a shareholder as of June 30, 2010 was $ 2,080. The advance is not secured, non-interest bearing and has no fixed maturity.

NOTE 6 SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 25,000,000 shares of common stock for $2,500 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2010:

     * Common stock, $0.0001 par value: 250,000,000 shares authorized; 25,000,000 shares issued and outstanding.

     * Preferred stock, $0.0001 par value: 20,000,000 shares authorized; with zero (0) shares issued and outstanding.

NOTE 7 SUSBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through August 9, 2010, which is the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     CAUTIONARY FORWARD - LOOKING STATEMENT

     The following discussion should be read in conjunction with our financial statements and related notes.

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     *    the volatile and competitive nature of our industry,
     * the uncertainties surrounding the rapidly evolving markets in which we compete,
     *    the uncertainties surrounding technological change of the industry,
     *    our dependence on its intellectual property rights,
     *    the success of marketing efforts by third parties,
     *    the changing demands of customers and
     *    the arrangements with present and future customers and third parties.

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

     The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 8, 2008 (Inception) to June 30, 2010 have been reflected herein. The results of operations for the period from October 8, 2008 (Inception) to

June 30, 2010 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and 2008, included in our previously filed Form 10-K.

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

RESULTS OF OPERATIONS

     The Company has not generated any revenues since its inception on October 8, 2008.

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009.

     The Company's operations for the quarter ended June 30, 2010 consist of professional fees incurred in the amount of $750 and filing fees of $80 shown as a general and administrative expense. The Company had no expenses or activity for the quarter ended June 30, 2009.

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009.

     The Company's operations for the six months ended June 30, 2010 consist of the activity described above for the quarter ended June 30, 2010. The Company had no expenses or activity for the six months ended June 30, 2009.

FOR THE PERIOD FROM OCTOBER 8, 2008 (INCEPTION) TO DECEMBER 31, 2009.

     Expenses from inception consist of professional fees of $2,000 and general and administrative expenses consisting of organization and related expenses of $2,500 and filing fees of $80.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations during the quarter ended June 30, 2010 through proceeds from a loan from a shareholder in the amount of $830.

     We had $0 cash on hand as of June 30, 2010 and as of December 31, 2009. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $830 for the three months ended June 30, 2010, and a working capital deficiency of $2,080 at June 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, and again as of June 30, 2010, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and again as of June 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2009, and again as of June 30, 2010.

(b)  Changes in Internal Control over Financial Reporting

     During the quarter ended June 30, 2010, we did not make any changes in our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any threatened or pending litigation against the
Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since March 31, 2010, the Company has not issued any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. (REMOVED AND RESERVED)

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

                                  MEIGUO ACQUISITION CORP.


Date: August 10, 2010             /s/ David W. Keaveney
                                  ----------------------------------------------
                                  David W. Keaveney
                                  President, Chief Executive Officer and Chief
                                  Financial (Principal Accounting, Executive and
                                  Financial Officer)