Form 10-Q
period 2010-09-30
Meiguo Acquisition Corp
filed 2010-11-15
CIK 1475204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2010
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2010, there were 25,000,000 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ...............................................  3

     Balance Sheets as of September 30, 2010 (Unaudited) and
     December 31, 2009 ......................................................  3

     Statements of Operations for the Three and Nine Months Ended
     September 30, 2010 and 2009, and for the Period from
     October 8, 2008 (Inception) to September 30, 2010 (Unaudited) ..........  4

     Statement of Changes in Stockholders' Deficit for the Period from
     October 8, 2008 (Inception) to September 30, 2010 (Unaudited) ..........  5

     Statements of Cash Flows for the Nine Months Ended September 30, 2010
     and 2009, and for the Period from October 8, 2008 (Inception) to
     September 30, 2010 (Unaudited) .........................................  6

     Notes to Financial Statements as of September 30, 2010 (Unaudited) .....  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................. 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......... 14

Item 4.  Controls and Procedures ............................................ 14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 16

Item 1A. Risk Factors ....................................................... 16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........ 16

Item 3.  Defaults Upon Senior Securities .................................... 16

Item 4.  Submission of Matters to a Vote of Security Holders ................ 16

Item 5.  Other Information .................................................. 16

Item 6.  Exhibits ........................................................... 16

SIGNATURES .................................................................. 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                   September 30,      December 31,
                                                                       2010               2009
                                                                     --------           --------
                                                                    (Unaudited)         (Audited)
                                     ASSETS
Current Assets:
  Cash                                                               $     --           $     --
                                                                     --------           --------
Total Current Assets                                                       --                 --
                                                                     --------           --------

      Total Assets                                                   $     --           $     --
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Advances from shareholder                                          $  2,590           $  1,250
                                                                     --------           --------
Total Current Liabilities                                               2,590              1,250
                                                                     --------           --------

      Total Liabilities                                                 2,590              1,250
                                                                     --------           --------
Stockholders' Deficit
  Preferred stock, $0.001 par value, 20,000,000 shares
   authorized, none issued and outstanding                                 --                 --
  Common stock, $0.001 par value, 250,000,000 shares
   authorized, 25,000,000 issued and outstanding                        2,500              2,500
  Deficit accumulated during development stage                         (5,090)            (3,750)
                                                                     --------           --------
Total Stockholders' Deficit                                            (2,590)            (1,250)
                                                                     --------           --------

      Total Liabilities and Stockholders' Deficit                    $     --           $     --
                                                                     ========           ========


                   See unaudited notes to financial statements

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                         For the Period from
                                           For the Three Months Ended       For the Nine Months Ended      October 8, 2008
                                                  September 30,                    September 30,            (Inception) to
                                          -----------------------------    ----------------------------      September 30,
                                              2010             2009            2010            2009              2010
                                          ------------     ------------    ------------    ------------      ------------
                                           (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)       (Unaudited)
Revenues                                  $         --     $         --    $         --    $         --      $         --
                                          ------------     ------------    ------------    ------------      ------------
Operating Expenses
  Professional fees                                 --               --             750              --             2,000
  General and administrative                       510               --             590              --             3,090
                                          ------------     ------------    ------------    ------------      ------------

Total Operating Expenses                           510               --           1,340              --             5,090
                                          ------------     ------------    ------------    ------------      ------------

Net Loss                                  $       (510)    $         --    $     (1,340)   $         --      $     (5,090)
                                          ============     ============    ============    ============      ============

Net Loss per share - Basic and diluted    $      (0.00)    $         --    $      (0.00)   $         --      $      (0.00)
                                          ============     ============    ============    ============      ============
Weighted Average Shares Outstanding -
 Basic and diluted                          25,000,000       25,000,000      25,000,000      25,000,000        25,000,000
                                          ============     ============    ============    ============      ============


                   See unaudited notes to financial statements

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
      For the Period from October 8, 2008 (Inception) to September 30, 2010
                                   (Unaudited)


                                                                                                  Deficit
                                                                                                Accumulated
                                                               Common Stock         Additional    During         Total
                                                           ---------------------     Paid-in    Development   Stockholders'
                                                           Shares      Par Value     Capital      Stage         Deficit
                                                           ------      ---------     -------      -----         -------
Shares issued for services at $0.0001
 per share, October 8, 2008 (Inception)                  25,000,000     $ 2,500      $    --    $     --       $  2,500

Net loss for the fiscal year ended December 31, 2008             --          --           --      (2,500)        (2,500)
                                                         ----------     -------      -------    --------       --------

Balance, December 31, 2008                               25,000,000       2,500           --      (2,500)            --

Net loss for the year ended December 31, 2009                    --          --           --      (1,250)        (1,250)
                                                         ----------     -------      -------    --------       --------

Balance, December 31, 2009                               25,000,000       2,500           --      (3,750)        (1,250)

Net loss for the nine months ended September 30, 2010            --          --           --      (1,340)        (1,340)
                                                         ----------     -------      -------    --------       --------

Balance, September 30, 2010                              25,000,000     $ 2,500      $    --    $ (5,090)      $ (2,590)
                                                         ==========     =======      =======    ========       ========


                   See unaudited notes to financial statements

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                               For the Period from
                                                                 For the Nine Months Ended       October 8, 2008
                                                                        September 30,             (Inception) to
                                                                ---------------------------        September 30,
                                                                  2010               2009              2010
                                                                --------           --------          --------
                                                               (Unaudited)        (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (1,340)          $     --          $ (5,090)
  Adjustments to reconcile net loss from operations
   to net cash used in operating activities:
     Stock issued for services                                        --                 --             2,500
                                                                --------           --------          --------

        Net cash used in operating activities                     (1,340)                --            (2,590)
                                                                --------           --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Net cash provided by investing activities                     --                 --                --
                                                                --------           --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from shareholder                                        1,340                 --             2,590
                                                                --------           --------          --------

        Net cash provided by financing activities                  1,340                 --             2,590
                                                                --------           --------          --------

NET INCREASE IN CASH                                                  --                 --                --

CASH - beginning of period                                            --                 --                --
                                                                --------           --------          --------

CASH - end of period                                            $     --           $     --          $     --
                                                                ========           ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                      $     --           $     --          $     --
                                                                ========           ========          ========
  Income taxes                                                  $     --           $     --          $     --
                                                                ========           ========          ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued to founder for services rendered          $     --           $     --          $  2,500
                                                                ========           ========          ========


                   See unaudited notes to financial statements

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 8, 2008 (Inception) to September 30, 2010 have been reflected herein. The results of operations for the period from October 8, 2008 (Inception) to June 30, 2010 are not necessarily indicative of the results to be expected in the future.

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

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


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

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


NOTE 3 INCOME TAXES

At September 30, 2010, the Company had a federal income tax operating loss carryforward of $4,580 which begins to expire in 2029. Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2010:

             Deferred tax assets:
               Net operating loss carryforward          $ 1,780
                                                        -------
                                                          1,780

               Less: Valuation Allowance                 (1,780)
                                                        -------
                                                        $     0
                                                        =======

The valuation allowance for deferred tax assets as of September 30, 2010 was $1,780. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2010, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the period ended September 30, 2010 is as follows:

                                                        2010
                                                      -------

               Federal statutory tax rate               (35.0)%
               Change in valuation allowance             35.0%
                                                      -------

               Effective tax rate                         0.0%
                                                      =======

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


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

NOTE 5 ADVANCE FROM A SHAREHOLDER

The shareholder advances the Company the necessary funds to cover customary expenses. Advances of $510 were made during the three month period ended September 30, 2010 and advances from inception have amounted to $ 2,590. The balance of advances from a shareholder as of September 30, 2010 was $ 2,590. The advance is non-interest bearing and has no fixed maturity.

NOTE 6 SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 25,000,000 shares of common stock for $2,500 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010:

     * Common stock, $0.0001 par value: 250,000,000 shares authorized; 25,000,000 shares issued and outstanding.

     * Preferred stock, $0.0001 par value: 20,000,000 shares authorized; with zero (0) shares issued and outstanding.

NOTE 7 SUSBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events pursuant to ASC Topic 855. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

     The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 8, 2008 (Inception) to September 30, 2010 have been reflected herein.

     The results of operations for the period from October 8, 2008 (Inception) to September 30, 2010 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and 2008, included in our previously filed Form 10-K.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009.

     The Company's operations for the quarter ended September 30, 2010 consists of filing fees of $510 shown as a general and administrative expense. The Company had no expenses or activity for the quarter ended September 30, 2009.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009.

     The Company's operations for the nine months ended September 30, 2010 consists of the activity described above along with professional fees for the quarter ended September 30, 2010. The Company had no expenses or activity for the nine months ended September 30, 2009.

FOR THE PERIOD FROM OCTOBER 8, 2008 (INCEPTION) TO SEPTEMBER 30, 2010.

     Expenses from inception consist of professional fees of $2,000 and general and administrative expenses consisting of organization and related expenses of $2,500 and filing fees of $590.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations during the quarter ended September 30, 2010 through proceeds from a loan from a shareholder in the amount of $510.

     We had $0 cash on hand as of September 30, 2010 and as of December 31, 2009. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $830 for the three months ended September 30, 2010, and a working capital deficiency of $2,080 at September 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

     We conducted an evaluation under the supervision and with the participation of our management, including David W. Keaveney, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, and again as of September 30, 2010, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and again as of September 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2009, and again as of September 30, 2010.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended September 30, 2010, we did not make any changes in our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since June 30, 2010, the Company has not issued any equity securities.

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

                                  MEIGUO ACQUISITION CORP.


Date: November 15, 2010           /s/ David W. Keaveney
                                  ----------------------------------------------
                                  David W. Keaveney
                                  President, Chief Executive Officer and Chief
                                  Financial (Principal Accounting, Executive and
                                  Financial Officer)