Form 10-K
period 2010-12-31
Meiguo Acquisition Corp
filed 2011-03-21
CIK 1475204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2010
                                       OR

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate marker value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's second fiscal quarter (June 30, 2010) was approximately $-0-. Not applicable because no market has been established for the common stock.

On March 15, 2011, 25,000,000 shares of the Registrant's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                    TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I
Item 1.  Business                                                              4
Item 1A. Risk Factors                                                         10
Item 1B. Unresolved Staff Comments                                            10
Item 2.  Properties                                                           10
Item 3.  Legal Proceedings                                                    10
Item 4.  (Removed and Reserved)                                               10

                                     PART II

Item 5.  Market For Common Equity, Related Stockholder Matters and Issuer
         Purchases of Equity Securities                                       10
Item 6.  Selected Financial Data                                              12
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12
Item 8.  Financial Statements and Supplementary Data                          16
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 16
Item 9A. Controls and Procedures                                              16
Item 9B. Other Information                                                    17

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance               18
Item 11. Executive Compensation                                               21
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      22
Item 13  Certain Relationships and Related Transactions, and Director
         Independence                                                         24
Item 14. Principal Accounting Fees and Services                               24

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                              25

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

     Since we have only one officer and director, David W. Keaveney, the analysis of new business opportunities will be undertaken by and under the supervision of our Mr. Keaveney. As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. However, we have no cash at this time and no plan to raise money through the sale of equity or borrow money from a traditional lending source. Mr. Keaveney has verbally committed to the Company that he will fund the costs of preparing the Company's Exchange Act reports (Form 10-Ks, Form 10-Qs, Form 8-Ks) for the current fiscal year ending December 31, 2010. However, Mr. Keaveney has not committed to pay such costs beyond the preparation of the Form 10-K for the fiscal year ending December 31, 2011. In the event that Mr. Keaveney fails to pay such costs, the Company's common stock would likely be limited to quotation on the Pink Sheets and no market for the common stock would develop or, if a market did develop, the market for our common stock would not exist for very long. Investors in our common stock could lose part or all of their investment in our shares.

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

     * a company that believes it will be able to obtain investment capital on more favorable terms after it has become public;

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

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2010 fiscal year. This section also requires that our independent registered public accounting firm opine on those internal controls and management's assessment of those controls. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

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

ITEM 1A. RISK FACTORS.

     We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.

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

ITEM 4. (REMOVED AND RESERVED).

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION.

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

HOLDERS

     As of March 15, 2011, there was one shareholder of record of the Company's Common Stock.

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

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     Since October 8, 2008, the date of our incorporation, the Company has issued the following securities without registration under the Securities Act of 1933: 25,000,000 shares of our Common Stock were issued to David W. Keaveney, our President, in exchange for incorporation fees and annual resident fees in the State of Delaware, developing our business concept and plan, auditing fees and for covering the costs of preparing and filing our Form 10 registration statement with the SEC.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

     The Company was incorporated in the State of Delaware on October 8, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We have no cash. The Independent Auditor's Report to our financial statements for the fiscal year ended December 31, 2010, included in this Form 10-K, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that we will offer noncash consideration and seek equity lines as a means of financing our operations; (iv) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

     6. a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or

     7. a company seeking one or more of the other benefits believed to attach to a public company.

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

FOR THE YEAR ENDED DECEMBER 31, 2010

     The Company's operations for the year ended December 31, 2010 were general and administrative expenses in the amount of $2,240 consisting of $590 in filing fees and $1,650 of professional fees paid to an accountant and the audit firm.

FOR THE PERIOD FROM OCTOBER 8, 2008 (INCEPTION) TO DECEMBER 31, 2010.

     Expenses from inception consist of professional fees of $2,900 and general and administrative expenses consisting of organization and related expenses of $2,500 and filing fees of $590.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from October 8, 2008 (inception) to December 31, 2010 through proceeds from a loan from our shareholder in the amount of $2,590.

     We had $0 cash on hand as of December 31, 2010 and 2009. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $2,240 for the year ended December 31, 2010, and a working capital deficiency of $3,49 at December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     David W. Keaveney, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

IDENTITY OF DIRECTORS AND EXECUTIVE OFFICERS AS OF MARCH 15, 2011.

                          Director
Name                       Since             Age                      Position *
----                       -----             ---                      ----------
David W. Keaveney    October 8, 2008         41        President, Chief Executive Officer, Chief
                                                       Financial Officer, Secretary, Treasurer
                                                       and Director

----------
* All Company officers serve at the pleasure of the Board of Directors. All current members of the Board of Directors will serve as such until the next annual meeting of stockholders or until their successors are duly elected.

     DAVID KEAVENEY has been the President,  Chief Financial Officer,  Secretary and Director of Meiguo Acquisition Corp., a Delaware corporation, since its inception on October 8, 2008. Mr. Keaveney served as the President and Chief Executive Officer of Motorsports Emporium, Inc. (currently known as International Building Technologies Group, Inc., Symbol: INBG) from September 25, 2004 until his resignation on April 16, 2007. Mr. Keaveney has nearly 20 years of finance and investment experience, spending the past four years rehabilitating public companies. For over ten years, Mr. Keaveney has consulted many entrepreneurial companies on business development, corporate restructuring, reorganization, and debt restructuring. Mr. Keaveney began his career as a licensed National Association of Securities Dealers Series 7 Registered Representative. Mr. Keaveney studied Finance and Economics at Harvard, but has not received a degree from Harvard. He received a mini-MBA from Loyola University, earned CPD course work from Wharton, and is currently studying Mandarin Chinese. From April 2008, until November 2009, Mr. Keaveney served as the President and director of Axia Group, Inc., a publicly held company (Symbol:
AGIJ). Since March 2009, Mr. Keaveney has served as the President and a director of HIRU Corporation, a privately held Nevada corporation (not to be confused with HIRU Corporation, a publicly held Georgia corporation, with whom Mr. Keaveney has no connection). From October 31, 2008, until January 31, 2011, Mr. Keaveney served as President, Chief Executive Officer and the sole director of Meiguo Ventures I, Inc., a company with a class of equity securities registered pursuant to Section 12(g) of the 1934 Act. Mr.Keaveney is the Managing Member of Shareholder Advocates, LLC, a privately held Arizona limited liability company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

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

     Based on our review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 20010, all the officers, directors and more than 10% beneficial owners have complied with the above described filing requirements.

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

     We have only one member on our board of directors and do not currently have a compensation committee. However, we intend to expand our board of directors in the near future by appointing or electing at least two new directors who will be deemed to be independent directors. The presence of independent directors on our board of directors will allow us to form and constitute a compensation committee of our board of directors.

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

OTHER CONTRACTS

     None.

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2010 or 2009.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2010 or 2009.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made in the last two fiscal years.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2010, the Company did not reprice any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of March 15, 2011, information regarding the ownership of our common stock by:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

        The Company has renewed the engagement of Stan J. H. Lee, Certified Public Accountant, to serve as the independent accounting firm responsible for auditing our financial statements for the fiscal year ended December 31, 2010.

     (1) Audit Fees. During the fiscal year ended December 31, 2010, the aggregate fees billed by the Company's auditors for services rendered for the audit of our annual financial statements and for services provided in connection with the statutory and regulatory filings or engagements for 2010, was $600. During the fiscal year ended December 31, 2009, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and for services provided in connection with the statutory and regulatory filings or engagements for 2009 was $750.

     (2) Audit-Related Fees. During fiscal years ended December 31, 2010 and 2009, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1), above.

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice during the fiscal years ended December 31, 2010 and 2009.

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

     During the 2010 and 2009 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

14*       Code of Business Conduct and Ethics

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

                                Meiguo Acquisition Corp.


Dated: March 21, 2011                /s/ David W. Keaveney
                                     -------------------------------------------
                                By:  David W. Keaveney
                                Its: President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 21, 2011               /s/  David W. Keaveney
                                     -------------------------------------------
                                By:  David W. Keaveney
                                Its: President, Chief Executive Officer,
                                     Chief Financial Officer and Director
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

Report of Independent Registered Public Accounting Firm                  F-2

Balance Sheets as of December 31, 2010 and 2009                          F-3

Statements of Operations for the Year Ended December 31, 2010 and
for the period from October 8, 2008 (inception) to December 31, 2010     F-4

Statement of Changes in Stockholder's Equity for the period from
October 8, 2008 (inception) to December 31, 2010                         F-5

Statements of Cash Flows for the Year Ended December 31, 2010 and
for the period from October 8, 2008 (inception) to December 31, 2010     F-6

Notes to Financial Statements                                            F-7

                               STAN J.H. LEE, CPA
              2160 North Central Rd Suite 203 * Fort Lee * NJ 07024
                  P.O. Box 436402 * San Ysidro * CA 92143-9402
               619-623-7799 * Fax 619-564-3408 * stan2u@gmail.com


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MEIGUO ACQUISITION CORP.

We have audited the accompanying balance sheet of MEIGUO ACQUISITION CORP. (a Development Stage Enterprise) as of December 31, 2010 and 2009, and the related statements of operation, changes in shareholders' equity and cash flows for the fiscal year ended December 31, 2010 and for the period from October 8, 2008 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEIGUO ACQUISITION CORP. as of December 31, 2010 and 2009, and the results of its operation and its cash flows for the fiscal year ended December 31, 2010 and for the period from October 8, 2009 (inception) to December 31, 2010 in conformity with U.S. generally accepted accounting principles.

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


/s/ Stan J.H. Lee, CPA
-------------------------------
Stan J.H. Lee, CPA
Fort Lee, NJ 07024

March 21, 2011

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                        December 31,
                                                                ---------------------------
                                                                  2010               2009
                                                                --------           --------
                                     ASSETS

Current Assets:
  Cash                                                          $     --           $     --
                                                                --------           --------
Total Current Assets                                                  --                 --
                                                                --------           --------

      Total Assets                                              $     --           $     --
                                                                ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accrued expenses                                              $    900           $     --
  Advances from shareholder                                        2,590              1,250
                                                                --------           --------
Total Current Liabilities                                          3,490              1,250
                                                                --------           --------

      Total Liabilities                                            3,490              1,250
                                                                --------           --------
Stockholders' Deficit
  Preferred stock, $0.001 par value, 20,000,000 shares
   authorized, none issued and outstanding                            --                 --
  Common stock, $0.001 par value, 250,000,000 shares
   authorized, 25,000,000 issued and outstanding                   2,500              2,500
  Deficit accumulated during development stage                    (5,990)            (3,750)
                                                                --------           --------
Total Stockholders' Deficit                                       (3,490)            (1,250)
                                                                --------           --------

      Total Liabilities and Stockholders' Deficit               $     --           $     --
                                                                ========           ========


                        See Notes to financial Statements

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                            Cummulative from
                                                        For the Year         October 8, 2008
                                                            Ended            (inception) to
                                                         December 31,          December 31,
                                                            2010                  2010
                                                         -----------           -----------
Revenues
  Revenues                                               $        --           $        --
                                                         -----------           -----------
Total revenues                                                    --                    --

General & administrative expenses
  Professional fees                                            1,650                 2,900
  Organization and related expenses                              590                 3,090
                                                         -----------           -----------
Total general & administrative expenses                        1,250                 5,990
                                                         -----------           -----------

Net loss                                                 $    (2,240)          $    (5,990)
                                                         ===========           ===========

Basic loss per share                                     $     (0.00)          $     (0.00)
                                                         ===========           ===========
Weighted average number of common shares outstanding      25,000,000            25,000,000
                                                         ===========           ===========


                        See Notes to Financial Statements

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
      For the Period from October 8, 2008 (Inception) to December 31, 2010

                                                                                 Deficit
                                                                               Accumulated
                                                     Common      Additional      During          Total
                                      Common         Stock        Paid-in      Development    Stockholders'
                                      Stock          Amount       Capital         Stage         Deficit
                                      -----          ------       -------         -----         -------
October 8, 2008 (inception)
 Shares issued for services at
 $.0001 per share                   25,000,000      $  2,500     $     --       $     --        $  2,500

Net loss for the fiscal ended
 December 31, 2008                                                                (2,500)         (2,500)
                                   -----------      --------     --------       --------        --------

Balance, December 31, 2008          25,000,000      $  2,500     $     --       $ (2,500)       $     --

Net loss for the year ended
 December 31, 2009                                                                (1,250)         (1,250)
                                   -----------      --------     --------       --------        --------

Balance, December 31, 2009          25,000,000      $  2,500     $     --       $ (3,750)       $ (1,250)

Net loss for the year ended
 December 31, 2010                                                                (2,240)         (2,240)
                                   -----------      --------     --------       --------        --------

Balance, December 31, 2010          25,000,000      $  2,500     $     --       $ (5,990)       $ (3,490)
                                   ===========      ========     ========       ========        ========


                        See Notes to Financial Statements

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                               Cummulative from
                                                              For the Year      October 8, 2008
                                                                  Ended         (inception) to
                                                               December 31,       December 31,
                                                                  2010               2010
                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $ (2,240)          $ (5,990)
  Adjustments to reconcile net loss to net
   cash used by operating activities
     Stock issued for services                                        --              2,500
     Increase in accrued expenses                                    900                900
                                                                --------           --------
        Net cash used by operating activities                     (1,340)            (2,590)
                                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

        Net cash provided by investing activities                     --                 --
                                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from a shareholder                                       1,340              2,590
                                                                --------           --------
        Net cash provided by financing activities                  1,340              2,590
                                                                --------           --------

Net increase in cash                                                  --                 --

Cash at beginning of period                                           --                 --
                                                                --------           --------

Cash at end of period                                           $     --           $     --
                                                                ========           ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued to founder for services rendered          $     --           $  2,500
                                                                ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                 $     --           $     --
                                                                ========           ========
  Income taxes paid                                             $     --           $     --
                                                                ========           ========


                        See Notes to Financial Statements

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
          For the Year Ended December 31, 2010 and for the period from
                October 8, 2008 (inception) to December 31, 2010


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

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
          For the Year Ended December 31, 2010 and for the period from
                October 8, 2008 (inception) to December 31, 2010


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3. INCOME TAXES

At December 31, 2010, the Company had a federal operating loss carryforward of $5,990 which begins to expire in 2029.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2010:

                                                           2009
                                                         --------
              Deferred tax assets:
                Net operating loss carryforward          $  2,097
                                                         --------
                                                            2,097

              Less: Valuation Allowance                    (2,097)
                                                         --------
                                                         $      0
                                                         ========

The valuation allowance for deferred tax assets as of December 31, 2010 was $2,097. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010, and recorded a full valuation allowance.

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
          For the Year Ended December 31, 2010 and for the period from
                October 8, 2008 (inception) to December 31, 2010


NOTE 3. INCOME TAXES (continued)

Reconciliation between the statutory rate and the effective tax rate for the period ended December 31, 2010 is as follows:

                                                          2010
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

NOTE 5. ADVANCES FROM A SHAREHOLDER

The shareholder advances the Company the necessary funds to cover customary Expenses which amounted to $1,340 for the year ended December 31, 2010 and $2,590 for the period from October 8, 2008 (inception) to December 31, 2010. The balance of advances from the shareholder as of December 31, 2010 was $2,590, is non-interest bearing and has no fixed maturity.

NOTE 6. SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 25,000,000 shares of common stock for $2,500 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2010:

     * Common stock, $0.0001 par value: 250,000,000 shares authorized; 25,000,000 shares issued and outstanding.

     * Preferred stock, $0.001 par value: 20,000,000 shares authorized; with zero (0) shares issued and outstanding.

NOTE 7. SUSBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.