Form 10-Q
period 2011-03-31
Meiguo Acquisition Corp
filed 2011-05-11
CIK 1475204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended March 31, 2011
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2011, there were 25,000,000 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                                     INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ...............................................  3

     Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010 ..  3

     Statements of Operations for the Three Months Ended March 31, 2011 and 2010, and for the Period from October 8, 2008 (Inception) to March 31,
     2011 (Unaudited) .......................................................  4

     Statement of Changes in Stockholders' Deficit for the Period from
     October 8, 2008 (Inception) to March 31, 2011 (Unaudited) ..............  5

     Statements of Cash Flows for the Three Months Ended March 31, 2011
     and 2010, and for the Period from October 8, 2008 (Inception) to
     March 31, 2011 (Unaudited) .............................................  6

     Notes to Financial Statements as of March 31, 2011 (Unaudited) .........  7

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

Item 4.  Submission of Matters to a Vote of Security Holders ................ 16

Item 5.  Other Information .................................................. 16

Item 6.  Exhibits ........................................................... 16

SIGNATURES .................................................................. 17

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                     March 31,         December 31,
                                                                       2011               2010
                                                                     --------           --------
                                                                    (Unaudited)
                                        ASSETS
Current Assets:
  Cash                                                               $     --           $     --
                                                                     --------           --------
Total Current Assets                                                       --                 --
                                                                     --------           --------

      Total Assets                                                   $     --           $     --
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accrued expenses                                                      5,900                900
  Advances from shareholder                                          $  2,590           $  2,590
                                                                     --------           --------
Total Current Liabilities                                               8,490              3,490
                                                                     --------           --------

      Total Liabilities                                                 8,490              3,490
                                                                     --------           --------
Stockholders' Deficit
  Preferred stock, $0.001 par value, 20,000,000 shares
   authorized, none issued and outstanding                                 --                 --
  Common stock, $0.001 par value, 250,000,000 shares
   authorized, 25,000,000 issued and outstanding                        2,500              2,500
  Deficit accumulated during development stage                        (10,990)            (5,990)
                                                                     --------           --------
Total Stockholders' Deficit                                            (8,490)            (3,490)
                                                                     --------           --------

      Total Liabilities and Stockholders' Deficit                    $     --           $     --
                                                                     ========           ========


                   See unaudited notes to financial statements

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                               For the
                                                                                             Period from
                                                                                           October 8, 2008
                                                For the Three Months Ended March 31,        (Inception) to
                                                -----------------------------------            March 31,
                                                    2011                   2010                  2011
                                                ------------           ------------          ------------
                                                 (Unaudited)            (Unaudited)           (Unaudited)
Revenues                                        $         --           $         --          $         --
                                                ------------           ------------          ------------
Operating Expenses
  Professional fees                                    4,840                     --                 7,740
  General and administrative                             160                     --                 3,250
                                                ------------           ------------          ------------
Total Operating Expenses                               5,000                     --                10,990
                                                ------------           ------------          ------------

Net Loss                                        $     (5,000)          $         --          $    (10,990)
                                                ============           ============          ============

Net Loss per share - Basic and diluted          $      (0.00)          $         --          $      (0.00)
                                                ============           ============          ============
Weighted Average Shares Outstanding
 - Basic and diluted                              25,000,000             25,000,000            25,000,000
                                                ============           ============          ============


                   See unaudited notes to financial statements

                            MEIGUO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
       For the Period from October 8, 2008 (Inception) to March 31, 2011
                                   (Unaudited)


                                                                                                  Deficit
                                                                                                Accumulated
                                                               Common Stock         Additional    During         Total
                                                           ---------------------     Paid-in    Development   Stockholders'
                                                           Shares      Par Value     Capital      Stage         Deficit
                                                           ------      ---------     -------      -----         -------
Shares issued for services at $0.0001
 per share, October 8, 2008 (Inception)                  25,000,000     $ 2,500      $    --    $     --       $  2,500

Net loss for the fiscal year ended December 31, 2008             --          --           --      (2,500)        (2,500)
                                                         ----------     -------      -------    --------       --------

Balance, December 31, 2008                               25,000,000       2,500           --      (2,500)            --

Net loss for the year ended December 31, 2009                    --          --           --      (1,250)        (1,250)
                                                         ----------     -------      -------    --------       --------

Balance, December 31, 2009                               25,000,000       2,500           --      (3,750)        (1,250)

Net loss for the year ended December 31, 2010                    --          --           --      (2,240)        (2,240)
                                                         ----------     -------      -------    --------       --------

Balance, December 31, 2010                               25,000,000       2,500           --      (5,990)        (3,490)

Net loss for the three months ended March 31, 2011               --          --           --      (5,000)        (5,000)
                                                         ----------     -------      -------    --------       --------

Balance, March 31, 2011                                  25,000,000     $ 2,500      $    --    $(10,990)      $ (8,490)
                                                         ==========     =======      =======    ========       ========


                   See unaudited notes to financial statements

                            MEIGUO ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                             For the
                                                                                                           Period from
                                                                                                         October 8, 2008
                                                             For the Three Months Ended March 31,        (Inception) to
                                                             -----------------------------------             March 31,
                                                               2011                       2010                 2011
                                                             --------                   --------             --------
                                                            (Unaudited)                (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (5,000)                  $     --             $(10,990)
  Adjustments to reconcile net loss from operations
   to net cash used in operating activities:
     Stock issued for services                                     --                         --                2,500
     Increase in accrued expenses                               5,000                         --                5,900
                                                             --------                   --------             --------

          Net cash used in operating activities                    --                         --               (2,590)
                                                             --------                   --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:

          Net cash provided by investing activities                --                         --                   --
                                                             --------                   --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from shareholder                                        --                         --                2,590
                                                             --------                   --------             --------

          Net cash provided by financing activities                --                         --                2,590
                                                             --------                   --------             --------

NET INCREASE IN CASH                                               --                         --                   --

CASH - beginning of period                                         --                         --                   --
                                                             --------                   --------             --------

CASH - end of period                                         $     --                   $     --             $     --
                                                             ========                   ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

Cash paid for:
  Interest                                                   $     --                   $     --             $     --
                                                             ========                   ========             ========
  Income taxes                                               $     --                   $     --             $     --
                                                             ========                   ========             ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued to founder for services rendered       $     --                   $     --             $  2,500
                                                             ========                   ========             ========


                 See unaudited notes to financial statements

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (Unaudited)


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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 8, 2008 (Inception) to March 31, 2011 have been reflected herein. The results of operations for the period from October 8, 2008 (Inception) to March 31, 2011 are not necessarily indicative of the results to be expected in the future.

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

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (Unaudited)


INCOME TAXES

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the three month period ended March 31, 2011.

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

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (Unaudited)


NOTE 3 INCOME TAXES

At March 31, 2011, the Company had a federal income tax operating loss carryforward of $10,990 which begins to expire in 2029. Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2011:

             Deferred tax assets:
               Net operating loss carryforward          $ 3,850
                                                        -------
                                                          3,850

               Less: Valuation Allowance                 (3,850)
                                                        -------
                                                        $     0
                                                        =======

The valuation allowance for deferred tax assets as of March 31, 2011 was $3,580. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the period ended March 31, 2011 is as follows:

                                                           2011
                                                         -------

               Federal statutory tax rate                (35.0)%
               Change in valuation allowance              35.0%
                                                        ------

               Effective tax rate                          0.0%
                                                        ======

                             MEIGUO ACQUISITION CORP
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (Unaudited)


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

NOTE 5 ADVANCE FROM A SHAREHOLDER

The shareholder advances the Company the necessary funds to cover customary expenses. No advances were made during the three month period ended March 31, 2011 and advances from inception have amounted to $ 2,590. The balance of advances from a shareholder as of March 31, 2011 was $ 2,590 is non- interest bearing and has no fixed maturity.

NOTE 6 SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 25,000,000 shares of common stock for $2,500 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011:

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

GENERAL

     The Company was incorporated in the State of Delaware on October 8, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We have no cash. There are a number of factors that raise substantial doubt about our ability to continue as a going concern, as stated in Note 4 of the financial statement footnotes included in this Form 10-Q. In addition, the Independent Auditor's Report to our financial statements for the fiscal year ended December 31, 2010, included in our previously filed Form 10-K, discusses our ability to continue as a going concern and identifies such doubts, including the facts (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that we will offer noncash consideration and seek equity lines as a means of financing our operations; (iv) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

     The Company has registered its Common Stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 ("Exchange Act") and Rule 12(g) promulgated thereunder. The Company files with the U.S. Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports on Form 10-K.

     The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 8, 2008 (Inception) to March 31, 2011 have been reflected herein.

The results of operations for the period from October 8, 2008 (Inception) to March 31, 2011 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the years ended December 31, 2010 and 2009, included in our previously filed Form 10-K.

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

     The U.S. Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is
(ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies.

RESULTS OF OPERATIONS:

     The Company has not generated any revenues since its inception on October 8, 2008.

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO MARCH 31, 2010.

     The Company's operations for the three months ended March 31, 2011 consisted of general and administrative expenses in the amount of $5,000 made up of $4,840 in professional fees for fees paid or accrued to the auditor and attorney and $160 in filing fees. The Company had no expenses or activity for the quarter ended March 31, 2010.

FOR THE PERIOD FROM OCTOBER 8, 2008 (INCEPTION) TO MARCH 31, 2011.

     Expenses from inception consist of professional fees of $7,740 and general and administrative expenses consisting of organization and related expenses of $2,500 and filing fees of $750.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from October 8, 2008 (inception) to March 31, 2011 with the proceeds of loans from our shareholder in the aggregate amount of $2,590.

     We had $0 cash on hand as of March 31, 2011 and as of December 31, 2010. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $5,000 for the three months ended March 31, 2011, and a working capital deficiency of $8,490 at March 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and again as of March 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2010, and again as of March 31, 2011.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended March 31, 2011, we did not make any changes in our internal controls over financial reporting.

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

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit                            Description
-------                            -----------

31.1           Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1           Certification under Section 906 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MEIGUO ACQUISITION CORP.


Date: May 10, 2011                /s/ David W. Keaveney
                                  ----------------------------------------------
                                  David W. Keaveney
                                  President, Chief Executive Officer and Chief
                                  Financial (Principal Accounting, Executive and
                                  Financial Officer)