Form 10-Q
period 2011-06-30
Dong Xin Chemical Co., Ltd.
filed 2011-08-15
CIK 1475204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 000-53807
_______________________

DONG XIN CHEMICAL CO. , LTD.
(Exact name of registrant as specified in its charter)

Delaware	26-3551294
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13/f Man Yee Building 68, Desvouex Road Central Hong Kong SAR	999077
(Address of principal executive offices)	(Zip code)

 Registrant’s telephone number: 852 62338767

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 14, 2011, there were 25,000,000 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

INDEX

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements	3
	Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3
	Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and 2010, and for the Period from October 8, 2008 (Inception) to June 30, 2011 (Unaudited)	4
	Statement of Changes in Stockholders' Deficit for the Period from October 8, 2008 (Inception) to June 30, 2011 (Unaudited)	5
	Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and for the Period from October 8, 2008 (Inception) to June 30, 2011 (Unaudited)	6
	Notes to Financial Statements as of June 30, 2011 (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	(Removed and Reserved)	17
Item 5.	Other Information	17
Item 6.	Exhibits	18
SIGNATURES		19

DONG XIN CHEMICAL CO., LTD.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
Current Assets:
Cash	$-	$-
Total Current Assets	-	-
Total Assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	5,900	900
Advances from shareholder	3,340	2,590
Total Current Liabilities	9,240	3,490

Total Liabilities	9,240	3,490

Stockholders' Deficit
Common stock, $0.001 par value, 250,000,000 shares
authorized, 25,000,000 issued and outstanding	2,500	2,500
Deficit accumulated during development stage	(11,740)	(5,990)
Total Stockholders' Deficit	(9,240)	(3,490)
Total Liabilities and Stockholders' Deficit	$-	$-

See unaudited notes to financial statements

DONG XIN CHEMICAL CO., LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from October 8, 2008 (Inception) to June 30,
	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	750	750	5,590	750	8,490
General and administrative	0	80	160	80	3,250

Total Operating Expenses	750	830	5,750	830	11,740

Net Loss	$(750)	$(830)	$(5,750)	$(830)	$(11,740)

Net Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
- Basic and diluted	25,000,000	25,000,000	25,000,000	25,000,000	25,000,000

See unaudited notes to financial statements

DONG XIN CHEMICAL CO., LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from October 8, 2008 (Inception) to June 30, 2011
(Unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Deficit
Shares issued for services at $0.0001
per share, October 8, 2008 (Inception)	25,000,000	$2,500	$-	$-	$2,500
Net loss for the fiscal year ended December 31, 2008	-	-	-	(2,500)	(2,500)
Balance, December 31, 2008	25,000,000	2,500	-	(2,500)	-
Net loss for the year ended December 31, 2009	-	-	-	(1,250)	(1,250)
Balance, December 31, 2009	25,000,000	2,500	-	(3,750)	(1,250)
Net loss for the year ended December 31, 2010	-	-	-	(2,240)	(2,240)
Balance, December 31, 2010	25,000,000	2,500	-	(5,990)	(3,490)
Net loss for the three months ended March 31, 2011	-	-	-	(5,750)	(5,750)
Balance, June 30, 2011	25,000,000	$2,500	$-	$(11,740)	$(9,240)

See unaudited notes to financial statements

DONG XIN CHEMICAL CO., LTD.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
June 30, 2011
(Unaudited)

	For the Six Months Ended June 30,		For the Period from October 8, 2008 ( Inception) to June 30,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,750)	$(830)	$(11,740)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock issued for services	-	-	2,500
Increase in accrued expenses	5,000	-	5,900
Net cash used in operating activities	(750)	-	(3,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	750	830	3,340
Net cash provided by financing activities	750	830	3,340

NET INCREASE IN CASH	-	-	-
CASH - beginning of period	-	-	-
CASH - end of period	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$-	$-	$2,500

See unaudited notes to financial statements

DONG XIN CHEMICAL CO., LTD.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Dong Xin Chemical Co., Ltd. (the "Company") was formerly known as Meiguo Acquisition Corp., which was incorporated under the laws of the State of Delaware on October 8, 2008 and has been inactive since inception. On May 17, 2011, the Company amended the Certificate of Incorporation to change the name from “Meiguo Acquisition Corp.” to "Dong Xin Chemical Co., Ltd." The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On May 12, 2011, Overseas Faith Limited, a Hong Kong company, entered into a Stock Purchase Agreement with David W. Keaveney pursuant to which Overseas Faith Limited acquired 25,000,000 shares of Common Stock from David W. Keaveney, the Company’s then President, for aggregate consideration of $50,000, effective on or before May 23, 2011. The stock acquisition was effective on May 13, 2011. The Company is not aware of any arrangements that may result in another change in control of the Company. As a result of his transaction, Overseas Faith Limited is the beneficial owner of 100% of the Company’s issued and outstanding Common Stock.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not generated any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities". Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 8, 2008 (Inception) to June 30, 2011 have been reflected herein. The results of operations for the period from October 8, 2008 (Inception) to June 30, 2011 are not necessarily indicative of the results to be expected in the future.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of June 30, 2011, the Company does not have any cash and cash equivalents.

DONG XIN CHEMICAL CO., LTD.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

INCOME TAXES

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the six month period ended June 30, 2011.

LOSS PER SHARE

Loss per share is computed in accordance with the provisions of Financial Accounting Standards (FASB) Accounting Standards Codification (ASC) Topic 260 (SFAS No. 128, "EARNINGS PER Share"). Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company's outstanding convertible preferred shares using the "if converted" method and dilutive potential common shares. Potentially dilutive securities include warrants, convertible preferred stock, restricted shares, and contingently issuable shares.

IMPACT OF NEW ACCOUNTING STANDARDS

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. For public entities, the ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s fiscal year beginning December 1, 2011.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether Restructuring Is a Troubled Debt Restructuring, (“ASU 2011-02”). ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). In determining whether a loan modification represents a TDR, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted. ASU 2011-02 is effective for loan modifications that occur on or after September 1, 2011.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

DONG XIN CHEMICAL CO., LTD.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 3 INCOME TAXES

At June 30, 2011, the Company had a federal income tax operating loss carry forward of $11,740 which begins to expire in 2029. Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2011:

Net operating loss carryforward	$4,109
4,109

Less: Valuation Allowance	(4,109)

$0

The valuation allowance for deferred tax assets as of June 30, 2011 was $4,109. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the period ended June 30, 2011 is as follows:

2011
Federal statutory tax rate	(35.00%)
Changes in valuation allowance	35.00%
Effective tax rate	0%

DONG XIN CHEMICAL CO., LTD.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
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

NOTE 5 ADVANCES FROM SHAREHOLDER

The sole shareholder advances the Company the necessary funds to cover customary expenses. The shareholder advanced $750 to the Company for the six months ended June 30, 2011 and advances from inception to date have amounted to $3,340. The balance of advances from a shareholder as of June 30, 2011 was $ 3,340, which is non-interest bearing and has no fixed maturity.

NOTE 6 SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 25,000,000 shares of common stock for $2,500 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2011:

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

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

GENERAL

The Company was incorporated in the State of Delaware on October 8, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company has no cash. There are a number of factors that raise substantial doubt about the Company’s ability to continue as a going concern, as stated in Note 4 of the financial statement footnotes included in this Form 10-Q. In addition, the Independent Auditor's Report to our financial statements for the fiscal year ended December 31, 2010, included in our previously filed Form 10-K, discusses our ability to continue as a going concern and identifies such doubts, including the facts (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that we will offer noncash consideration and seek equity lines as a means of financing our operations; (iv) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

The Company has registered its Common Stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 ("Exchange Act") and Rule 12(g) promulgated thereunder. The Company files with the U.S. Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports on Form 10-K.

The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting  principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 8, 2008 (Inception) to June 30, 2011 have been reflected herein.

The results of operations for the period from October 8, 2008 (Inception) to June 30, 2011 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the years ended December 31, 2010 and 2009, included in our previously filed Form 10-K.

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
6.   a special situation company, such as a company seeking a public market to satisfy redemption requirements under a ualified Employee Stock Option Plan; and
7.   a company seeking one or more of the other benefits believed to attach to a public company.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010.

The Company's operations for the six months ended June 30, 2011 consisted of general and administrative expenses in the amount of $750, which was professional fees for fees paid or accrued to the auditor. The Company’s operations for the three months ended June 30, 2010 consisted of general and administrative expenses in the amount of $830, which was made up of $750 in professional fees for fees paid or accrued to the auditor and attorney and $80 in filing fees.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010.

The Company's operations for the six months ended June 30, 2011 consisted of general and administrative expenses in the amount of $5,750, which was made up of $5,590 in professional fees for fees paid or accrued to the auditor and attorney and $160 in filing fees. The Company’s operations for the six months June 30, 2010 consisted of general and administrative expenses in the amount of $830, which was made up of $750 in professional fees for fees paid or accrued to the auditor and attorney and $80 in filing fees.

FOR THE PERIOD FROM OCTOBER 8, 2008 (INCEPTION) TO JUNE 30, 2011.

Expenses from inception consist of professional fees of $8,490 and general and administrative expenses consisting of organization and related expenses of $2,500 and filing fees of $750.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from October 8, 2008 (inception) to June 30, 2011 with the proceeds of advances from our shareholder in the aggregate amount of $3,340.

We had $0 cash on hand as of June 30, 2011 and as of December 31, 2010. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered as a development stage company, has experienced recurring net operating losses, had a net loss of $5,750 for the six months ended June 30, 2011, and a working capital deficiency of $9,240 at June 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

BUSINESS COMBINATION

We will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange ("business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

We have not restricted its search for any specific kind of businesses, and it may acquire a business, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

We will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company, which the target company shareholders would acquire in exchange for their shareholdings.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our critical accounting policies presented in this section is based on the unaudited financial statements. Our unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policy,” we identified the most critical accounting principles upon which our financial status depends on as below.

Cash and cash equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of June 30, 2011, the Company does not have any cash and cash equivalents.

Loss per share

Loss per share is computed in accordance with the provisions of Financial Accounting Standards (FASB) Accounting Standards Codification (ASC) Topic 260 (SFAS No. 128, "EARNINGS PER Share"). Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company's outstanding convertible preferred shares using the "if converted" method and dilutive potential common shares. Potentially dilutive securities include warrants, convertible preferred stock, restricted shares, and contingently issuable shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including Tian Lidong, our Chief Executive Officer and Chief Financial Officer, President, Secretary, Treasurer and Director, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, and again as of June 30, 2011, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and again as of June 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2010, and again as of June 30, 2011.

(b) Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2011, we did not make any changes in our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since June 30, 2010, the Company has not issued any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

Exhibit	Description

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description

3.1*
Certificate of Incorporation filed with the Secretary of State of Delaware on October 8, 2008 (Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on October 27, 2009).

3.1(i)*	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 17, 2011 (Exhibit 3.1 (i) to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2011.

3.2*	By-laws of the Company (Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the Commission on October 27, 2009).

14 *	Code of Ethics (Exhibit 14 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009, filed with the Commission on March 5, 2010).

31.1 **	Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 **	Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
_______
*         Exhibits incorporated herein by reference. File No. 000-53807.
**       Filed herewith.
***     XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONG XIN CHEMICAL CO., LTD.

Date: August 12, 2011	By:	/s/Tian Lidong
Tian Lidong
President, Chief Executive Officer and Chief Financial Officer (Principal Accounting, Executive and Financial Officer)